Form 10QSB
period 2002-06-30
TERENCENET INC
filed 2002-08-09
CIK 1138462

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49724


                        TERENCENET, INC.
                   --------------------------
     (Exact name of registrant as specified in its charter)


            Nevada                          91-2079553
     -------------------               -------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


    500 North Rainbow Blvd., Suite 300               89107
   -------------------------------------           ---------
  (Address of principal executive offices)         (Zip Code)

                         (772) 429-1401
                      --------------------
       (Registrant's telephone number, including area code)

                               N/A
                           ----------
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             6,403,750



PAGE-1-



                         TERENCENET, INC.


                         Table of Contents
                                                                   Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheet                                                   3
    Statement of Operations                                         4
    Statement of Cash Flows                                         5
    Notes to Financial Statements                                   6

  Item 2. Management's Discussion and Plan of Operation             7

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                 10

SIGNATURES                                                         11














PAGE-2-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                         TERENCENET, INC.
                           BALANCE SHEET
                           June 30, 2002
                            (Unaudited)

                      ASSETS

Current assets
  Cash                                                $55,788
  Accounts receivable                                  25,992
                                                     ---------
    Total current assets                               81,780

Property and equipment, net                             5,640

Investments                                             2,010
                                                     ---------
                                                      $89,430
                                                     =========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $7,222
                                                     ---------
    Total current liabilities                           7,222
                                                     ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
shares                                                      -
    Authorized, no shares issued and outstanding
  Common stock, $.001 par value, 20,000,000 shares
    Authorized, 6,430,750 shares issued and             6,404
outstanding
Additional paid in capital                            190,244
Accumulated deficit                                  (114,440)
                                                     ---------
  Total Stockholders' Equity                           82,208
                                                     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $89,430
                                                     =========


                  See notes to interim condensed
                       financial statements.






PAGE-3-



                         TERENCENET, INC.
                      STATEMENT OF OPERATIONS
            For the Three and Six Months Ended June 30,
                            (Unaudited)

                        Three Months Ended     Six Months Ended
                             June 30,              June 30,
                            ----------            ----------
                           2002       2001       2002       2001
                          ------     ------     ------     ------

Revenues                 $47,712    $23,810    $93,558    $57,064
Cost of revenues          21,312     10,146     36,385     24,696
                          ---------------------------------------
Gross loss                26,400     13,664     57,173     32,368
                          ---------------------------------------
Cost and Expenses:
General, selling and      35,512     23,924     93,843     50,863
administrative
Depreciation                 522        749      1,044      1,498
                          ---------------------------------------
                          36,034     24,673     94,887     52,631
                          ---------------------------------------

Loss from operations     (9,634)   (11,009)   (37,714)   (19,993)

Other income
(expense)
  Interest expense             -          -        354         41
  Other income             2,638          -    (2,638)          -
                          ---------------------------------------
                           2,638          -    (2,284)         41
                          ---------------------------------------

Net loss                $(6,996)  $(11,009)  $(39,998)  $(20,034)
                          =======================================
Net loss per share:
  Basic and diluted      $(0.00)    $(0.00)    $(0.01)    $(0.00)
                          =======================================
Weighted average
shares outstanding:
  Basic and diluted    6,403,750  5,350,000  5,972,935  5,350,000
                          =======================================


                  See notes to interim condensed
                       financial statements.







PAGE-4-



                         TERENCENET, INC.
                      STATEMENT OF CASH FLOWS
                For the Six Months Ended March 31,
                            (Unaudited)

                                              2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES      ----------------------

Net loss                                   $(39,998)   $(20,034)

Adjustments to reconcile net deficit to
cash used by operating activities:
  Depreciation                                1,044       1,498
  Bad debts                                       -      13,500
  Common stock issued for services           10,000           -
Net change in:
  Accounts receivable                        (6,706)       (356)
  Other assets                                 (260)     (2,250)
  Accounts payable and other accrued         (3,762)      1,323
expenses                                  ----------------------
CASH FLOWS USED IN OPERATING ACTIVITIES     (39,682)     (6,319)
                                          ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of common stock,      95,375           -
net

NET INCREASE (DECREASE) IN CASH              55,693       6,319
Cash, beg. of period                             95           -
                                          ----------------------
Cash, end of period                         $55,788          $-
                                          ======================
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                $354          $-
  Income taxes paid                              $-          $-



                  See notes to interim condensed
                       financial statements.







PAGE-5-



                         TERENCENET, INC.
                   NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of TerenceNet, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001 as reported in Form 10-SB, have been omitted.



















PAGE-6-



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about TerenceNet, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, TerenceNet's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

     TerenceNet, Inc. was founded as a sole proprietorship in 1996 and incorporated in 1998 under the laws of the State of Florida. TerenceNet transferred its net assets from the Florida corporation and re-domiciled as a Nevada corporation on October 11, 2000. We are in the business of providing Internet-based web design services. Since our inception we have devoted our activities to the following:

  *    Raising capital;

  * Establishing our web site development, hosting and related business; and

  *    Developing markets for the services we offer.

     We  provide e-business consulting, business deployment, custom
web   site  and  web-based  software  development,  and  e-business research and testing services to small and medium-size businesses.

Results of Operations

     Our total revenue for the year to date ended June 30, 2002 was $47,712 an increase of $23,902 from $23,810 for the year ago period ended June 30, 2001, or an increase of 50%. Our net loss for the period ended June 30, 2002 was $6,996, a decrease of $4,013 from our net loss for the period ended June 30, 2001 of $11,009, a decrease of 37%.

     Cost of revenues for the period ended June 30, 2002 was $21,312, an increase of $11,166 or 110% from $10,146 for the period ended June 30, 2001. The increase was primarily due to an increase in contract labor. Cost of revenues includes domain name registrations, hosting services, contract labor and computer hardware and software.

     General,  Selling, & Administrative expenses   or  the  period
ended June 30, 2002 were $36,034, an increase of $11,361 from the period ended June 30, 2001 of $24,673, or a 46% increase.

     In the recent quarter we were able to secure new clients through the following channels:



PAGE-7-



1. Use of online lead-generation services. Using this channel, we were able to add additional leads to our prospecting database and close additional new clients as a result of these services.
2. Increased referral/word-of-mouth business. Since the number of customers we serviced grew from the previous year, we had a larger customer base from which to draw referral sales
3. Job Seeking. By frequently responding to job wanted advertisements posted in the local newspapers and online job searches, we were able to convince the hiring stakeholders of the prospective employers to enlist an outsourced solution, namely us, rather than an in-house employee for Internet related services and solutions.

     We expect this trend to continue during the next 12 months. Our revenue continues to grow due to marketing to a management consulting firm and its client base and generating additional revenues from existing customers by cross-selling and upselling.

Liquidity and Capital Resources

     Cash flow used in operating activities during the three months ended June 30, 2002 was $39,682. Net financing activities provided $95,375 from the sale of stock in a private placement.

     Cash and cash equivalents, marketable securities, accounts receivable and other current assets at the period ended of June 30, 2002 amounted to $55,788. Our current assets as of June 30, 2002 are higher than our current liabilities by $18,770. We have no commitments for capital expenditures as of the period ended of June 30, 2002.

     In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

Future Plans

     Our losses from operations are primarily attributable to start-up fees and processes billed by third-party consultants and the
investing   in  start-up  infrastructure,  software,  and   related
expenses.  To address these causes, we have:

1. Focused more on more profitable consulting and domain name management services, marketed our services to larger web development firms and advertising agencies in an effort to reduce customer acquisition costs,
2. Established a bandwidth solution with a lower fixed monthly rate for services rather than higher incremental costs and
3. Utilized lower cost offshore development, where appropriate, to reduce development costs.

     We are moving in the direction of providing Internet consultancy and management services in addition to development and design services. Development and design services are lower-margin services because the hard cost of goods needed to complete the project is greater than in consultancy services. For development services, additional hardware, software, and other licenses need to be purchased to successfully complete the project. These necessary expenses subsequently reduce the profit for a particular development project. Consultancy services are subject to minimal, if any, hard costs or expenses, therefore resulting in higher profits as opposed to the more labor-intensive, material-intensive development services.

     We will continue to increase focus as a business-to-business, third party service rather than a front-end, retail oriented business. The probable impact will be a reduction in marketing expenses as we have found the cost of marketing to companies as a third-party is less than that of marketing to the retail segment of the population. We acknowledge that this may impact our retail services. We will place a greater focus on business-to-business consulting and will need to expand the skills horizon of our staff to deal with the needs of out target customers.

     Specifically, in the next 12 months we intend to:

1.   Launch a new corporate web site,
2. Hire a marketing firm or agency to assist in marketing efforts and
3. Use our existing customer base to cross-sell/up-sell related domain name management and security products; acquire new contracts through our current avenues of lead generated and by implementing an aggressive marketing plan.



PAGE-8-



                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
---------------------------------------------------------------

  3         Articles of Incorporation & By-Laws
               (a) Articles of Incorporation of the Company.*
               (b) By-Laws of the Company.*

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

















PAGE-9-



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                        TerenceNet, Inc.
                        ----------------
                          (Registrant)

By: /s/ Terence Channon
-----------------------
Terence Channon
President


  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

     Signature               Title                  Date
   ------------            --------               ---------

/s/ Terence Channon      President and         August 7, 2002
-------------------         Director
    Terence Channon

  /s/ John Wilbur        Secretary and         August 7, 2002
-----------------           Director
    John Wilbur

/s/ David G. Wilbur, Jr.    Director           August 7, 2002
------------------------
David G. Wilbur, Jr.










PAGE-10-