Form 10QSB
period 2002-09-30
TERENCENET INC
filed 2002-11-12
CIK 1138462

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49724

                        TERENCENET, INC.
                  ----------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          91-2079553
       ---------------                   -------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)


500 North Rainbow Blvd., Suite 300            89107
--------------------------------            -----------
(Address of principal executive             (Zip Code)
           offices)

                         (772) 429-1401
                     -----------------------
       (Registrant's telephone number, including area code)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             7,603,750




PAGE-1-




                         TERENCENET, INC.


                         Table of Contents
                                                                Page

PART I - FINANCIAL INFORMATION                                      3

  Item 1. Financial Statements
    Balance Sheet                                                   4
    Statement of Operations                                         5
    Statement of Cash Flows                                         6
    Notes to Financial Statements                                   7

  Item 2. Management's Discussion and Plan of Operation             8

PART II - OTHER INFORMATION

  Item 2. Changes in Securities                                    10
  Item 4. Controls and Procedures                                  10
  Item 6. Exhibits                                                 10

SIGNATURES                                                         11

CERTIFICATIONS                                                     11


















PAGE-2-




                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-SB previously filed with the Commission on April 5, 2002, and subsequent amendments made thereto.

     The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.






















PAGE-3-




                         TERENCENET, INC.
                           BALANCE SHEET
                        September 30, 2002
                            (Unaudited)

                      ASSETS

Current assets
  Cash                                                $33,688
  Accounts receivable, net                             29,037
                                                    ----------
    Total current assets                               62,725

Property and equipment, net                             4,759

Investments                                             8,210
                                                    ----------
                                                      $75,694
                                                    ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $5,087
                                                    ----------
    Total current liabilities                           5,087
                                                    ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
shares                                                      -
    Authorized, no shares issued and outstanding
  Common stock, $.001 par value, 20,000,000 shares
    Authorized, 7,603,750 shares issued and             7,604
outstanding
Additional paid in capital                            337,794
Accumulated deficit                                  (274,791)
                                                    ----------
  Total Stockholders' Equity                           70,607
                                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $75,694
                                                    ==========



                  See notes to interim condensed
                       financial statements.







PAGE-4-




                         TERENCENET, INC.
                      STATEMENT OF OPERATIONS
  For the Three and Nine Months Ended September 30, 2002 and 2001
                            (Unaudited)

                        Three Months Ended    Nine Months Ended
                          September 30,         September 30,
                          -------------         -------------
                         2002       2001       2002       2001
                         ----       ----       ----       ----

Revenues                 $79,366    $41,097   $141,923    $98,161
Cost of revenues          22,135     11,563     58,520     36,259
                        -------------------------------------------
Gross margin              57,231     29,534     83,403     61,902
                        -------------------------------------------
Cost and Expenses:
General and              193,218     31,370    287,061     82,233
administrative
Depreciation                 881        749      1,925      2,247
                        -------------------------------------------
                         194,099     32,119    288,986     84,480
                        -------------------------------------------
Loss from operations   (136,868)    (2,585)  (205,583)   (22,578)

Other income
(expense)
  Interest expense             -       (76)      (354)      (117)
  Other income             2,950          -      5,588          -
                        -------------------------------------------
                           2,950       (76)      5,234      (117)
                        -------------------------------------------
Net loss               $(133,918)  $(2,661)  $(200,349) $(22,695)
                        ===========================================

Net loss per share:
  Basic and diluted      $(0.02)    $(0.00)    $(0.03)   $(0.004)
                        ===========================================
Weighted average
shares outstanding:
  Basic and diluted    6,566,793  5,350,000  6,173,063  5,350,000
                        ===========================================



                  See notes to interim condensed
                       financial statements.






PAGE-5-




                         TERENCENET, INC.
                      STATEMENT OF CASH FLOWS
       For the Nine Months Ended September 30, 2002 AND 2001
                            (Unaudited)

                                             2002      2001
                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 $(200,349)   $(22,695)

Adjustments to reconcile net deficit to
cash used by operating activities:
  Depreciation                                1,925     2,247
  Bad debts                                       -    13,500
  Common stock issued for services          148,750         -
Net change in:
  Accounts receivable                       (9,751)      (76)
  Other assets                              (6,285)   (1,804)
  Accounts payable and other accrued        (5,897)     3,253
expenses                                -----------------------
CASH FLOWS USED IN OPERATING ACTIVITIES    (71,782)   (5,575)
                                        -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of common stock,     105,375         -
net

NET INCREASE (DECREASE) IN CASH              33,593   (5,575)
Cash, beg. of period                             95     6,319
                                        -----------------------
Cash, end of period                         $33,688      $744
                                        =======================
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                $354      $117
  Income taxes paid                              $-        $-



                  See notes to interim condensed
                       financial statements.





PAGE-6-




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























PAGE-7-




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

Results of Operations

     Our total revenue for the year to date ended September 30, 2002 was $141,923, an increase of $43,762 from $98,161 for the year
ago   period   ended  September  30,  2001,  or  an   increase   of
approximately 45%. We generated revenues of $79,366 for the three months ended September 30, 2002, which was a 93% increase over the
same period last year, when we generated $41,097 in revenues.   The
increase in revenues is attributable to the renewal of existing contracts and signing of new clients during the third quarter of 2002. We also extended our service offerings to provide additional Internet business development consulting services, in addition to Internet programming services for existing clients. Retaining OMG PR as a corporate communications and media relations firm has also
been  a source of new sales leads and revenue for the company.   We
expect  this  trend  to continue during the next  12  months.   Our
revenue   continues  to  grow  due  to  marketing  and   generating
additional revenues from existing customers by cross-selling and up-selling.

     We experienced a net loss of $200,349 for the nine months ended September 30, 2002 compared to $22,695 for the same period in 2001. This represented a 783% wider loss period over period. Our net loss for the three month period ended September 30, 2002 was $133,918, an increase of 4,932% from our net loss for the period ended September 30, 2001 of $2,661.




PAGE-8-




     Cost of revenues for the three-month period ended September 30, 2002 was $22,135, an increase of $10,572 or 91% from $11,563 for the period ended September 30, 2001. Management believes this increase was primarily due to an increase in operating costs associated with increased sales. Cost of revenues includes domain name registrations, hosting services, contract labor and computer hardware and software.

     General, Selling, & Administrative expenses for the three months ended September 30, 2002 were $193,218, an increase of $161,848 from the period ended September 30, 2001 of $31,370. This 516% increase in G&A expenses is attributable to the issuance of 450,000 shares common stock to MCS Group and 750,000 shares common stock to Terence Channon, the President of the Company, for services rendered and to be rendered.

Liquidity and Capital Resources

     Cash flow used in operating activities during the nine months ended September 30, 2002 was $71,782. Net financing activities provided $105,375 from the sale of common stock of the Company.

     Cash and cash equivalents, marketable securities, accounts receivable and other current assets at the period ended of September 30, 2002 amounted to $62,725. Our current assets as of September 30, 2002 are higher than our current liabilities by $57,638. We have no commitments for capital expenditures as of the period ended of September 30, 2002.

     In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

Future Plans

     Our losses from operations are primarily attributable to costs of revenue and issuances of common stock for services rendered and to be rendered. To address these causes, we:

1. Continue to focused more on more profitable consulting and domain name management services, marketed our services to larger web development firms and advertising agencies in an effort to reduce customer acquisition costs,
2. Promote our bandwidth solution with a lower fixed monthly rate for services rather than higher incremental costs and
3. Continued to utilize lower cost offshore development, where appropriate, to reduce development costs.

     We have begun providing Internet consultancy and management services in addition to development and design services. Development and design services are lower-margin services because the hard cost of goods needed to complete the project is greater than in consultancy services. For development services, additional hardware, software, and other licenses need to be purchased to successfully complete the project. These necessary expenses subsequently reduce the profit for a particular development project. Consultancy services are subject to minimal, if any, hard costs or expenses, therefore resulting in higher profits as opposed to the more labor-intensive, material-intensive development services.

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




PAGE-9-




                    PART II - OTHER INFORMATION

                   Item 2. Changes in Securities

     On September 3, 2002, we issued 750,000 shares of par value common stock to Terence Channon, our President. These shares were valued at approximately $0.14 per share and were issued in a private transaction in reliance upon an exemption from registration in accordance with Section 4(2) of the Securities Act.

     On September 5, 2002, we filed a registration statement of Form S-8, whereby we registered an aggregate of 450,000 shares of par value common stock. Of these shares, 225,000 shares, valued at a price of $0.10 per share, were issued to Stephen Brock for services to be rendered pursuant to a consulting services agreement. Additionally, 225,000 shares, valued at $0.10 per share, were issued to Scott Bleazard for services to be rendered in accordance with a consulting services agreement entered into on August 30, 2002.


                  Item 4. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number

  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  99   Certification Pursuant to Section 906 of the Sarbanes-
       Oxley Act pf 2002


* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.






PAGE-10-




                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                        TerenceNet, Inc.
                       -------------------
                          (Registrant)

By: /s/ Terence Channon
   --------------------
Terence Channon
President


                          CERTIFICATIONS

     I, Terence Channon, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of TerenceNet, Inc.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002

/s/ Terence Channon
-----------------------
     President, CEO, and Principal Financial Officer




PAGE-11-