Form 10KSB
period 2002-12-31
TERENCENET INC
filed 2003-03-14
CIK 1138462

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2002

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

    For the Transition Period from __________ to

Commission File Number 000-49724


                       TERENCENET, INC.
             --------------------------------------
        (Name of Small Business Issuers in its charter)


           NEVADA                            91-2079553
    -----------------------                ---------------
(State of other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification Number)



500 North Rainbow Boulevard, Suite 300, Las Vegas, NV          89107
-----------------------------------------------------        ----------
(Address of principal executive offices)                     (zip code)




Securities Registered Pursuant to Section 12(b) of the Act: NONE

    Title of each class      Name of each exchange on which registered

    ------------------------------------------------------------------

    ------------------------------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
    ------------------------------------------------------------------
                        (Title of class)

    ------------------------------------------------------------------
                        (Title of class)



PAGE-1-



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $209,058

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
9,834,666 at January 31, 2003.

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                   FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or


PAGE-2-


if   any   of   the  risks  and  uncertainties  underlying   such
expectations should materialize, TerenceNet's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

PART I

ITEM 1.  BUSINESS.

BUSINESS DEVELOPMENT

TerenceNet, Inc. referred to as "TerenceNet" was founded as a sole proprietorship in 1996 and incorporated in 1998 under the laws of the state of Florida. TerenceNet transferred its net assets from the Florida corporation and reincorporated into a Nevada corporation on October 11, 2000. TerenceNet is in the business of providing Internet-based web design services. Since our inception we have devoted our activities to the following:

*  Raising capital;
*  Establishing our web site development, hosting and related business; and
*  Developing markets for the services we offer.

We have never been the subject of any bankruptcy or receivership action. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

We have conducted our operations since 1996. For the last three years ended December 31, 2002, we generated $443,727 in total revenue and had a loss of $308,979. For the three months ended December 31, 2002, we generated revenues of $67,135 and had a loss of $31,070.

We provide e-business consulting, business deployment, custom web site and web-based software development, and e-business research and testing services to small and medium-size businesses.

We assist companies to formulate comprehensive e-business strategies. Elements of this comprehensive solution include:


PAGE-3-


* Development of web sites and applications that achieve growth for the Company's customers,
* Provision of research and analysis exploring feasibility, online media, promotion and branding solutions, and
*  Deployment strategies.

Products and Services

Our initial product and service categories include:

*  Web Site Design

Design and development of custom web sites with original graphics and innovative layouts

*  Web Site Hosting

Hosting of customers' websites, which involves providing disk space, Internet connectivity, programming modules, and high speed connection solutions enabling access their web site on the world wide web when the web address is typed in.

*  Web Site Maintenance

Maintenance of customers' websites, which involves providing updates to content and material on a website to keep it up to date.

*  Web and Computer Programming

Design and development of database driven applications, such as information sharing platforms

*  Marketing and Advertising

Development and deployment of marketing strategies and plans via the Internet to assist customers generate leads, close sales, and maintain customer relationships

*  Search Engine Placement Services

Creation of websites that have efficient navigation, utilizing interactive databases, thus increasing the likelihood of being found at or near the top of search engines.

*  Web and Computer Consulting

Business advisory and training services to identify profitable and practical ways for a customer to improve business efficiency using the Internet as the primary medium

We have designed, built and currently maintain over 250 web sites for companies around the country. Additionally, we manage over 650 domain names for companies. Our domain name management services consist of domain name registration, billing and payment of domain names, prevention from expiration, and monitoring to ensure no unauthorized changes are made to the domain name records.

PAGE-4-


Industry Analysis

We believe the Internet is becoming an integral part of many people's lives. We believe that individuals and businesses are increasingly using the Internet to find information, communicate and conduct business.

Marketing

We market our products and services through direct sales. We also advertise our products and services through several media sources.

We utilize the virtual sales channel, the Internet, to attract clients from around the globe. We are a member of ProSavvy.com, formerly known as PenGroup.com. ProSavvy.com is an online marketplace, open to qualified members only. Prosavvy.com promotes the interaction of clients having projects with contract vendors. Each vendor is required to complete a series of benchmarking and quality assurance tests.

In 2002, we retained OMG PR of Stuart, Florida as our marketing agency of record. OMG PR assists with public relations, authoring and placement of press releases in local and industry relevant media outlets, direct mail campaigns, lead prospecting, and advertising and marketing consulting.

Intellectual Properties

   Our  intellectual properties consist of our Internet domain names:

  *    TerenceNet.com
  *    Breakthepattern.com

Material Contracts

Interbasix, Inc. is a web development firm located in Vero Beach, Florida that services approximately 60 customers. We exclusively provide outsourced development, hosting, domain name management, consulting, and customer support services to Interbasix and the customers of Interbasix. The agreement is informal and services are rendered and paid for on an as-needed basis. During our fiscal year ended December 31, 2002, Interbasix accounted for $35,068 or 16.8% of our total revenues. We anticipate that they will account for 18% of our revenues this fiscal year.

We provide Internet marketing, consulting, and domain name management to America's Favorite Golf Schools and its affiliate, U.S. Golf Teachers Federation. We oversee the functionality of their Internet modules, management of web site content, business development, and Internet media buying services. During our fiscal year ended December 31, 2002, America's Favorite Golf Schools accounted for $55,139 or 26.3% of our total revenues. We anticipate that they will account for 20% of our revenues this fiscal year.




PAGE-5-


Future Plans

During the next 12 months we anticipate taking the following steps to develop our business:
=================================================================
Milestone or       Expected     Date When Step      Cost of
    Step          Manner of       Should be       Completion
                Occurrence or    Accomplished
                  Method of
                 Achievement
----------------------------------------------------------------
Develop a       Establish an     6 - 12 months      $27,500
capture         office in the
strategy to     Washington,
secure          D.C. area,
government      register as a
contracts       vendor with
                government
                agencies,
                departments
                and prime
                contractors,
                submit HUBZone
                application,
                submit materials
                for review and
                possible
                inclusion on
                GSA schedule
                and Florida
                State IT
                Contract.
----------------------------------------------------------------
Hire 3 full-    Interview        3 - 6 months       $30,000
time business   candidates
development
professionals
=================================================================

If any of the steps above are not completed as presented in the preceding milestone table, it could prevent the company from generated additional revenue.

On February 28, 2002, we completed a Nevada state-registered 504 offering which was successful in raising $105,375 in capital. We do not anticipate the need for outside funding at this time. Specifically, we expect to incur costs of $97,000 during this period.

We estimate our business needs $57,500 to fund our expansion plans described above. We anticipate that our cash flow and cash reserves coupled with the net proceeds of our 504 offering in the amount of $94,932 should allow us to continue to fund our operations from internal cash flow. Also, as of December 31, 2002, we had $26,619 in current accounts receivable that we feel we could factor with a financial institution or sell to a receivables management firm should we require additional capital.


PAGE-6-


Competition

We compete with various types of providers of Internet professional services. The market for these services has grown dramatically in recent years as a result of the increasing use of the Internet by businesses for communication, marketing and information dissemination to their customers, suppliers, business partners and employees. Our market is intensely competitive, highly fragmented and subject to rapid technological change.

We expect competition to persist and intensify in the future. Our current and potential competitors of comparable size include:

*  eCalton, Inc. (Vero Beach, FL)
*  Digital Slingshot (Port St. Lucie, FL)
*  Quinncomm (West Palm Beach, FL)

We believe that the principal competitive factors pervading in the market are:

*  Breadth and integration of service offerings;
*  Cost and quality of service;
*  Client relationships;
*  Technical knowledge and creative skills;
*  Reliability;
*  Ability to attract and retain quality professionals;
*  Brand recognition;
*  Reputation; and
*  Vertical industry knowledge.

We believe that we compete favorably with because of the following:

Completeness of service. Our service offering is more comprehensive than our competition as it includes business advisory consulting and planning. This allows us to work with our clients more as partners than as vendors.

Specific niche of services. We strictly focus on a core group of services, including strategic planning, project management, web site implementation and design, and specific Internet marketing elements, such as search engine optimization, consulting, and affiliate marketing management. Our competitors tend to want to be everything to everyone and offer a wider array of services, including telecommunications, bandwidth, standardized hosting, e-mail marketing. Our competitive advantage is that we do not spread ourselves too thin in terms of our resources and knowledge and our expertise in our core services is greater than if we were to provide a wider array of services.

Proven track record of customer service. Since our approach to service is more of a consultative approach rather than a labor approach, our average relationship with our customers tends to be longer standing than our competition. Since our services is quality driven, rather than price driven, we rarely concede customers to our competitors.

Employees

We currently have two full time employees, our CEO, Terence Channon and our Secretary, John Willbur. We have no other employees.


PAGE-6-


Reports to Security Holdings

(1)  Annual reports

Although TerenceNet has not been required to do so, we intend voluntarily to deliver annual reports to security holders. Such annual reports will include audited financial statements.

(2)  Periodic reports with the SEC

As of the date of this Registration Statement, TerenceNet files periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

(3)  Availability of filings

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.
The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

Our poor financial condition means that you will be unable to determine whether we will ever become profitable.

We have conducted our operations since 1996. For the last three years ended December 31, 2002, we generated $443,727 in total revenue and had a loss of $308,979. For the three months ended December 31, 2002, we generated revenues
of $67,135 and had a loss of $31,070.   Our projected positive cash flow
coupled with the current cash and receivables of $52,802 should allow us to continue to fund from internal cash flow our anticipated cash requirements of $97,000. In addition, we estimate our business needs an additional $57,500 cash infusion to fund our expansion plans for the next 12 months. We anticipate that we will fund our cash flow and business expansion needs internally through internal cash flow and from receivables management, if necessary. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with limited operating history and revenues, an investor cannot determine if we will ever become profitable.

Because our planned growth is contingent upon receiving additional funding, you will be unable to evaluate whether our business will be successful.



PAGE-7-



Our business development is contingent upon raising debt or equity funding. We have no sources of funding identified. You must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

*  Inability to raise necessary revenue to operate for the next
   12 months or thereafter
*  Advertising and marketing costs that may exceed our current estimates
*  Unanticipated development expenses
* Our ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant up-front expenses, including advertising, sales, and other expenses are required to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

*  Total assets, liabilities, and equity
*  Total revenues
*  Gross and operating margins
*  Labor costs

Accordingly, the proposed business plans described in this registration statement may not either materialize or prove successful and we may never be profitable. Also, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth.

We depend heavily on informal arrangements with our customers which may reduce our revenues.

We depend heavily on informal arrangements with our customers, including our two major customers. We typically complete the work and bill and do not always get a formal authorization. Furthermore, many of our agreements do not extend over long periods of time, giving the customer the ability to cancel a contract at anytime. Because of this nature of our contracts, it could be difficult to enforce the contracts should an incident arise regarding failure to pay or failure to complete work at hand. This potentially leaves us vulnerable to client fall-out which could reduce our revenues.

The loss of our two major customers would reduce our revenues.

During the fiscal year ended December 31, 2001, our two major customers Interbasix, Inc. and America's Favorite Golf Schools and its affiliate, U.S. Golf Teachers Federation accounted for our total revenues as follows:


PAGE-8-


* During our fiscal year ended December 31, 2002, Interbasix accounted for $35,068 or 16.8% of our total revenues. We anticipate that they will account for 18% of our revenues this fiscal year.

* During our fiscal year ended December 31, 2002, America's Favorite Golf Schools accounted for $55,139 or 26.3% of our total revenues. We anticipate that they will account for 20% of our revenues this fiscal year.

If substantial numbers of our website users lose connection to our website, we will lose potential customers and fail to develop repeat business which will reduce our revenues.

Although we will test our website for errors and attempt to identify any bugs or errors, our site may contain the following problems leading to interruptions in our business:

*  Undetected errors or bugs
*  Inability of our server to handle peak loads
*  Systems failures by our Internet service provider
*  Inactivity by users for periods while remaining on-line

Repeated disruptions due to such errors or even one disruption may dissuade users from ever using our services again. Accordingly, if we fail to develop effective systems to detect such errors or guard against such errors and there are substantial interruptions, we will be unsuccessful at developing business, and our potential revenues will be reduced.

Our vulnerability to security breaches, glitches and other computer failures could harm our future customer relationships, our ability to establish our future customer base.

We will offer our services through our Internet site. The secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships will be harmed. Although we intend to implement industry-standard security measures, these measures may not prevent future security breaches. Heavy stress placed on our systems could cause systems failures or operation of our systems at unacceptably low speeds.

Our officers and directors can exert control over matters requiring stockholder approval.

Our officers and directors beneficially owns approximately 76.8% of our outstanding common stock. This individual will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.


PAGE-9-


Our management decisions are made by our founder and CEO, Terence
Channon; if we lose his services, our revenues may be reduced.

Our business has been managed by Mr. Terence Channon, our founder and CEO. The success of our business is dependent upon the expertise of Mr. Terence Channon, our founder and CEO. Because
Mr. Channon is essential to our operations, you must rely on his management decisions. We have not entered into any agreement with Mr. Terence Channon that would prevent him from ceasing to provide services to our company, nor have we obtained any key man life insurance relating to him. If we lose his services, we may not be able to find management with comparable experience. As a result, the loss of Mr. Terence Channon's services could reduce our revenues.

We are authorized to issue preferred stock which, if issued, may adversely affect or reduce the market price of our common stock.

Our directors are authorized by our articles of incorporation to issue shares of preferred stock without the consent of our shareholders. Our preferred stock, when issued, may rank senior to common stock with respect to payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up. Our directors will set such preferences. The issuance of such preferred shares and the preferences given the preferred shares, do not need the approval of our shareholders. The existence of rights, which are senior to common stock, may reduce the price of our common shares. We do not have any plans to issue any shares of preferred stock at this time.

Because our common stock is considered a penny stock, our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities. For additional details concerning the disclosure requirements under the penny stock rules, see the section entitled Penny Stock Considerations below.

Certain Nevada corporation law provisions could prevent a potential takeover of us which could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us.
Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.



PAGE-10-



Shares eligible for future sales under Rule 144 if sold could reduce the market price of our shares.

There are 1,752,750 shares of our common stock held by non-affiliates and 5,168,155 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. No shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Of the shares owned by non-affiliates, all are currently freely transferable. The remaining shares may be resold under Rule 144. However, 4,833,000 of the shares held by affiliates and former affiliates are subject to a lock up letter restricting their resale until the earlier of:

*  February 3, 2004;
*  When the Company's stock is traded on the Over-the-Counter
   Bulletin Board at a average share price of greater than $.10 per share for a minimum of three months;
*  The shares are listed on the NASDAQ Small Cap or higher market; or
* We have paid the shareholders who purchased our stock in the registered 504 offering dividends equal to their aggregate purchase price of the shares

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed 1% of the then outstanding shares of our common stock. trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

As a result of the provisions of Rule 144, all of the restricted securities could be available for sale in a public market, if developed, beginning 90 days after the effective date of this registration statement. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

ITEM 2.  DESCRIPTION OF PROPERTY

We occupy 200 square feet of office space at 6 Ave A, Ft. Pierce, FL 34950. Our telephone number is (772) 429-1401. We space on a month-to-month basis from the City of Fort Pierce at the rate of $475.00 per month. There is a $30.00 utilities surcharge and 6.5% ($32.83) sales tax is added to the subtotal of $505.00.




PAGE-11-



We believe that our facilities are adequate to meet our current needs. However, as we continue to implement our business plan, we may need to relocate our headquarters office space. We anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future.

We do not intent to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

A.     Market information

The Company was quoted on the OTCBB under the symbol of "TCET" commencing August, 26 2002.

High and Low Sales Prices for each quarter within the last fiscal year in which our stock traded.*


                             HIGH                  LOW
                      (Price per Share $)   (Price per Share $)

June 02                       n/a                  n/a
Sept 02                     $ 0.15               $ 0.11
Dec 02                      $ 0.15               $ 0.11

* The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Options, Warrants, Convertible Securities

On February 28, 2002, we issued a total of 105,375 warrants representing underlying common stock to NevWest Securities
Corporation.



PAGE-12-



  The warrants provide that the holder:

  * May exercise warrants at any time and prior to the expiration date, which is three years from February 28, 2001;

  *    May exercise warrants at a price of $0.11 per share;

  * Is not entitled to vote or receive dividends or be deemed the holder of common stock or any other securities, which may at any time, be issuable on the exercise of the warrants.

  The number and kind of securities purchasable and price to be paid upon exercise will be adjusted upon:

  *    Reclassification or merger,
  *    Subdivision or combination of shares,
  *    Stock dividends and other distributions,
  *    Adjustment of number of shares and
  *    Conversation of shares.

These warrants were issued as additional compensation in connection with sales of our securities under our Nevada registered 504 offering.

Lock-Up Provisions

4,833,000 of the shares held by Terence Channon, John Willbur and Chris Wegner, a former employee, are subject to a lock up letter restricting their resale until the earlier of:

*    February 3, 2004;
*    When the Company's stock is traded on the Over-the-Counter
     Bulletin Board at a average share price of greater than $.10 per share for a minimum of three months;
* The shares are listed on the NASDAQ Small Cap or higher market
* We have paid the shareholders who purchased our stock in the registered 504 offering dividends equal to their aggregate purchase price of the shares

Holders

As of the December 31, 2002, we had 55 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. We are not limited in our ability to pay dividends on our securities.


PAGE-13-


Item 6. Management's Discussion and Analysis or Plan of Operation.

                   FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

2.  Our ability to generate customer demand for our services;

3.  The intensity of competition; and

4.  General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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


PAGE-14-


     We provide e-business consulting, business deployment, custom web site and web-based software development, and e-business research and testing services to small and medium-size businesses.

Results of Operations

Our total revenue for the year ended December 31, 2002 was $209,058, an increase of $77,949 from $131,109 for the year ago period ended December 31, 2001, or an increase of approximately 59.5%. We generated revenues of $67,135 for the three months ended December 31, 2002, which was a 103.8% increase over the same period last year, when we generated $32,948 in revenues.
The increase in revenues is attributable to the renewal of existing contracts and signing of new clients during the third quarter of 2002. We also extended our service offerings to provide additional Internet business development consulting services, in addition to Internet programming services for existing clients. Retaining OMG PR as a corporate communications and media relations firm has also been a source of new sales
leads and revenue for the company.   We expect this trend to
continue during the next 12 months.   Our revenue   continues to
grow due to marketing and   generating additional revenues from
existing customers by cross-selling and up- selling.

We experienced a net loss of $234,537, or $0.04 per share, for the year ended December 31, 2002 compared to $31,070, or $0.01 per share, for the same period in 2001. This represented a
654.9% wider loss period over period.   Our net loss for the
three-month period ended December 31, 2002 was $25,954, an increase of 205.6% from our net loss for the period ended December 31, 2001 of $8,492.

Cost of revenues for the year ended December 31, 2002 was $155,200, an increase of $57,475 or 58.8% from $97,725 for the year ended December 31, 2001. Management believes this increase was primarily due to an increase in operating costs associated with increased sales. Cost of revenues includes domain name registrations, hosting services, contract labor and computer hardware and software.

General, Selling, & Administrative expenses for the twelve months ended December 31, 2002 were $114,228, an increase of $71,799 from the period ended December 31, 2001 of $42,429. This 169.2% increase in G&A expenses is attributable to the issuance of 450,000 shares common stock to MCS Group and 750,000 shares common stock to Terence Channon, the President of the Company, for services rendered and to be rendered as well as increased marketing and business development expenses.

Major Customers

TerenceNet has two customers that accounted for more than 10% of net sales in 2002 and 2001, and collectively, these customers accounted for 44% and 37% of net sales for the years ended December 31, 2002 and 2001, respectively. The breakdown is as follows at December 31:


PAGE-15-


     Customer                         2002        2001
  -----------------------           --------    --------
America's Favorite Golf Schools    $ 55,139    $ 26,585
Interbasix, Inc.                     35,068      22,214

Concentration of Credit Risk

Financial instruments that potentially subject TereneceNet to concentration of credit risk are accounts receivable. TereneceNet performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required. Three customers accounted for approximately 67% of accounts receivable balances at December 31, 2002.

Liquidity and Capital Resources

Cash flow used in operating activities during the year ended December 31, 2002 was $71,823. Net financing activities provided $105,375 from the sale of common stock of the Company.

Cash and cash equivalents, marketable securities, accounts receivable and other current assets at the period ended of December 31, 2002 amounted to $52,802. Our current assets as of December 31, 2002 are higher than our current liabilities by $45,446. We have no commitments for capital expenditures as of the period ended of December 31, 2002.

In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not rise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

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


PAGE-16-


We will continue to increase focus as a business-to-business, third party service rather than a front-end, retail oriented business. The probable impact will be a reduction in marketing expenses, as we have found the cost of marketing to companies, as a third-party is less than that of marketing to
the retail segment of the population.   We acknowledge that this may impact
our retail services.   We will place a greater focus on business-to-business
consulting and will need to expand the skills horizon of our staff to deal with the needs of out target customers.

















































PAGE-17-




Item 7. Financial Statements.







     The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                     PAGE

Independent Auditor's Report                         F-1

Balance Sheets                                       F-2

Income Statements                                    F-3

Statement of Stockholders' Equity                    F-4

Statement of Cash Flows                              F-5

Footnotes                                            F-6































PAGE-18-




                INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  TerenceNet, Inc.
  Las Vegas, Nevada

We have audited the accompanying balance sheet of TerenceNet, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TerenceNet, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.





Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


January 31, 2003









PAGE-19-F1




                      TERENCENET, INC.
                        BALANCE SHEET
                      December 31, 2002


ASSETS

Current assets
  Cash                                                 $  26,183
  Accounts receivable, less allowance for doubtful
    accounts of $3,000.                                   26,619
                                                       -----------
    Total current assets                                  52,802

Property and equipment, net                                4,759

Investments                                                9,214
                                                       -----------
                                                       $  66,775
                                                       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   7,356
                                                       -----------
    Total current liabilities                              7,356
                                                       -----------
Commitments

STOCKHOLDERS' EQUITY:
   Preferred  stock,  $.001  par  value,  5,000,000
shares                                                         -
  authorized, no shares issued and outstanding
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 7,853,750 shares issued and                7,854
outstanding
Additional paid in capital                               360,544
Accumulated deficit                                     (308,979)
                                                       -----------
  Total Stockholders' Equity                              59,419
                                                       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  66,775
                                                       ===========




       See accompanying summary of accounting policies and notes to financial statements.






PAGE-20-F2






                      TERENCENET, INC.
                   STATEMENT OF OPERATIONS
              For the Years Ended December 31,



                                             2002          2001
                                          -----------   -----------
Revenues                                  $  209,058    $  131,109
Cost of revenues                             155,200        97,725
                                          -----------   -----------
  Gross margin                                53,858        33,384

Cost and Expenses:
  General, selling and administrative        114,228        42,429
  Bad debts                                    5,470        21,745
  Non-cash stock compensation                171,750         2,997
                                          -----------   -----------
                                             291,448        64,174
                                          -----------   -----------
Loss from operations                        (237,590)      (30,790)


Interest income                                3,406           280
Interest expense                                (353)         (280)
                                          -----------   -----------
Net loss                                  $ (234,537)   $  (31,070)
                                          ===========   ===========

Net loss per share:
  Net loss basic and diluted              $    (0.04)   $    (0.01)
                                          ===========   ===========
Weighted average shares outstanding:
  Basic and diluted                        6,415,178     5,350,000
                                          ===========   ===========







       See accompanying summary of accounting policies and notes to financial statements.









PAGE-21-F3




                      TERENCENET, INC.
              STATEMENT OF STOCKHOLDERS' EQUITY
            For the Years Ended December 31, 2002



                Common stock      Additional
                                  paid in    Accumulated  Subscription  Total
                                  capital    deficit      receivable
             ------------------
             Shares      Amount
            ---------   -------  --------   ----------   ----------  ---------
Balance,
December    5,350,000   $ 5,350  $ 95,923   $ (43,372)   $ (10,000)  $ 47,901
31, 2000

Net loss            -         -         -     (31,070)           -    (31,070)
            ---------   -------  --------   ----------   ----------  --------
Balance,
December    5,350,000     5,350    95,923     (74,442)     (10,000)    16,831
31, 2001

Sale of     1,053,750     1,054   104,321           -            -    105,375
common
stock

Issuance    1,450,000     1,450   160,300           -            -    161,750
of common
stock
to for
services

Subscription        -         -         -           -       10,000     10,000
receivable

Net loss            -         -         -    (234,537)           -   (234,537)
            ---------   -------  --------   ----------   ----------  --------
Balance,
December    7,853,750   $ 7,854  $360,544   $(308,979)   $       -   $ 59,419
31, 2002    =========   =======  ========   ==========   ==========  ========









       See accompanying summary of accounting policies and notes to financial statements.




PAGE-22-F4




                      TERENCENET, INC.
                   STATEMENT OF CASH FLOWS
              For the Years Ended December 31,


                                              2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES       -----------   -----------

Net loss                                   $ (234,537)   $ (31,070)

Adjustments to reconcile net deficit to
cash used
  by operating activities:
Depreciation and amortization                   1,925        2,997
Bad debts                                       5,470       21,745
Common stock for services                     171,750            -
Net change in:
  Accounts receivable                         (12,803)      (3,154)

  Accounts payable                             (3,628)       5,008
                                           -----------   -----------
CASH FLOWS USED IN OPERATING ACTIVITIES       (71,823)      (4,474)
                                           -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of investments                      (7,464)      (1,750)
                                           -----------   -----------
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
  Sale of common stock                        105,375            -


NET INCREASE (DECREASE) IN CASH                26,088       (6,224)
Cash, beg. of period                               95        6,319
Cash, end of period                        $   26,183    $      95

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                            $      353    $     280

  Income taxes paid                        $        -    $       -








       See accompanying summary of accounting policies and notes to financial statements.





PAGE-23-F5




                      TERENCENET, INC.
                NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

TerenceNet, Inc. referred to as "TerenceNet" was founded as a sole proprietorship in 1996 and incorporated in 1998 under the laws of the state of Florida. TerenceNet transferred its net assets from the Florida Corporation and reincorporated into a Nevada corporation on October 11, 2001. TerenceNet is in the business of providing Internet-based web design services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United
States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Investments

TerenceNet holds minority equity investments in companies having operations or technology in areas within the Company's strategic focus. TerenceNet accounts for these minority investments under the cost method. Declines in value that are judged to be other than temporary are reported in other income and expense.

Revenue Recognition

TerenceNet's revenues are primarily derived from services, and include fees for web site hosting. Revenues are earned from web site design, web site hosting, web and computer programming, search engine placement services and consulting.

TerenceNet recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.



PAGE-24-F6



Service revenues are recognized as services are performed. The majority of TerenceNet's revenues are from services under fixed fee contracts that are typically completed in two to four weeks. TerenceNet recognizes revenue and profit as work progresses on these contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. TerenceNet follows this method since reasonable dependable estimates of the revenue and costs applicable to the various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income on the period in which the facts that give rise to the revisions become known.

TerenceNet recognizes revenue for other services in accordance with the Securities and Exchange Commission Staff
Accounting Bulletin No. 101 ("SAB 101"), "Revenue
Recognition in Financial Statements."

Web site hosting revenue is recognized on the straight-line basis over the term of the contract.

TerenceNet maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of TerenceNet's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset. TerenceNet performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. TerenceNet records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.





PAGE-25-F7


Advertising

TerenceNet expenses all costs of advertising as incurred.
Advertising costs were $22,726 and $6,027 for the years ended December 31, 2002 and 2001, respectively.

Earnings Per Common Share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since TerenceNet has no potentially dilutive securities and because of TerenceNet's net loss.

Recent Accounting Pronouncements

TerenceNet does not expect the adoption of recently issued accounting pronouncements to have a significant impact on TerenceNet's results of operations, financial position or cash flow.

NOTE 2 - Property and Equipment

Property and equipment consisted of the following at December 31:

                                  Estimated Useful
                                  Life                2002
                                  ----------------    ---------
  Office equipment                5 years             $ 10,430
  Less: Accumulated                                      5,671
  depreciation                                        ---------
                                                       $ 4,759
                                                      =========

Depreciation expense totaled $1,925 and $2,997 in 2002 and 2001, respectively.

NOTE 3 - INCOME TAXES

For the years ended December 31, 2002 and 2001, TerenceNet has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $105,000 at December 31, 2002, and will expire in the years 2020 through 2021.

Deferred income taxes consist of the following at December 31, 2002:

  Long-term:
    Deferred tax assets                       $ 36,000
    Valuation allowance                        (36,000)
                                              ---------
                                              $      -
                                              =========

The valuation allowance increased $2,000 during the year ended December 31, 2002.


PAGE-26-F8



NOTE 4 - SHAREHOLDERS EQUITY

Common Stock:

TerenceNet is authorized to issue 20,000,000 common shares of stock at a par value of $0.001 per share and 5,000,000 shares of $.0001 par value preferred stock.

In October 2001, TerenceNet issued 4,741,500 shares of common stock for net assets of $40,423 to its founder and original shareholders.

In October 2001, TerenceNet issued 508,500 shares for services valued at $50,850 or the fair value of the services provided.

In October 2001, TerenceNet issued 100,000 shares for a subscription receivable of $10,000. During 2002 the Company received services in fulfillment of the $10,000 subscription receivable.

In March 2002, TerenceNet completed an offering of common stock pursuant to Regulation D, Rule 504 of the Securities Act, whereby it sold 1,053,750 shares of its voting common stock at $.10 per share, for a total of $105,375. In connection with the offering TerenceNet issued 105,375 stock purchase warrants to consultants to purchase shares of TerenceNet common stock at a purchase price of $0.11. The fair value of the warrants was calculated using the Black Scholes pricing model and approximately $22,000 was accounted for as offering costs. The warrants expire in March 2005.

In September 2002, TerenceNet issued 500,000 shares of common stock for services valued at $50,000 or the trading price on the date issued of $.10 per share.

In September 2002, TerenceNet issued 750,000 shares of common stock to the President and majority shareholder for services valued at $93,750 or the trading price on the date issued of $.125 per share.

In November 2002, TerenceNet issued 200,000 shares of common stock to the Chairman of the Audit Committee of the Board of Directors valued at $18,000 or the trading price on the date issued of $.09 per share

NOTE 5 - RELATED PARTY TRANSACTIONS

In October 2001, TerenceNet issued 132,500 shares to an officer for services rendered valued at $13,250 or the fair value of the services provided.




PAGE-27-F9



In October 2001, TerenceNet issued 226,000 shares to an officer and director for services rendered valued at $22,600 or the fair value of the services provided.

TerenceNet neither owned nor leased any real or personal property prior to January 2001 when it entered into a month-to-month lease for office space. An officer had provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

As discussed in Note 4, during 2002 TerenceNet issued stock to the majority shareholder and a member of the board of directors.

NOTE 6 - MAJOR CUSTOMERS

TerenceNet has two customers that accounted for more than 10% of net sales in 2002 and 2001, and collectively, these customers accounted for 44% and 37% of net sales for the years ended December 31, 2002 and 2001, respectively. The breakdown is as follows at December 31:

  Customer                      2002       2001
  --------------------------------------------------------
    A                             $           $
                                55,139           -
    B                           35,068           -
    C                                -      26,585
    D                                -      22,214

NOTE 7 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject TereneceNet to concentration of credit risk are accounts receivable. TereneceNet performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required. Three customers accounted for approximately 67% of accounts receivable balances at December 31, 2002.

NOTE 8 - COMMITMENTS

TerenceNet is leasing its offices on a month-to-month basis for $475 per month.

Rent expense was $6,964 and $4,753 for the years ended
December 31, 2002 and 2001, respectively.

On August 30, 2002 TerenceNet entered into two consulting services agreements with shareholders to provide various corporate consulting related to listing on the BBX Stock
Exchange. 125,000 shares of common stock were issued on August 30, 2002 and additional shares are to be issued as follows: 125,000 shares one month after the engagement,


PAGE-28-F10-


125,000 shares two months after the engagement, and 125,000 shares after application has been filed with the BBX Stock
Exchange. All shares of stock will be freely tradeable shares. As of December 31, 2002 only 125,000 shares have been issued and are included in the stock issued for services described in note 5. The agreement expires on the date TerenceNet is accepted for listing on the BBX Stock
Exchange.

On October 23, 2002 TerenceNet entered into a consulting services agreement with a member of the board of directors whereby the director would provide consulting services to TerenceNet related to his duties as chairman of the audit committee and member of the board. TerenceNet issued 200,000 shares of common stock (see Note 5) and an option to purchase 200,000 shares of common stock at a price of .09, fair market value on date of issuance.

TerenceNet has no other options outstanding at December 31, 2002 and no options were outstanding at December 31, 2001.





































PAGE-29-F11


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

                            PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act
The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors, executive officers and key employees are as follows:

  NAME                  AGE                   POSITION
-------------          -----     ----------------------------------------
Terence Channon         23     President, Chief Executive Officer and Director

John Willbur            23     Secretary and Director

David G. Willbur, Jr.   52     Director

Stephen A. Day          53     Chairman of the Board of Directors

Terence Channon is the founder of our business. From August, 1999 to October 2000 he was the C.E.O. of TerenceNet (FL) From
May 1999 to August 1999 he was the co-founder for St. Lucie
Mall.com. From October 1998 to May 1999 he was a student web developer for Stetson University. From September 1998 to October
1998 he was an Internet Marketing Intern at Seagate Software.
From May 1998 to August 1998 he was a database programmer for David G. Willbur Insurance Agency. In May, 2001 he received a
B.A. degree in Religious Studies from Stetson University.

John Willbur joined us in October of 2000 upon our formation. From May 2000 to October 2000 he served as a sales associate for Old Navy. From May 1999 to May 2000 he performed and assisted in marketing efforts for Up With People, an off-Broadway musical. From May 1996 to May 1999 he worked as a task manager for David
G. Willbur Insurance Agency.

Mr. Willbur has served as the President of David G. Willbur Insurance Agency since 1985. From 1976-1985, he worked as an agent at the agency. In 1975, Mr. Willbur received his B.S degree in business from Florida Atlantic University. In 1976, he received his Master's degree in insurance from Georgia State University. He has served as a director and treasurer of the St. Lucie County Chamber of Commerce since 1998.

Stephen A. Day joined us in November, 2002 as Chairman of the Board. From September,1996 to March, 2003, he has been CEO of Day Technology Company, a technology consulting firm. Since June 2001, he has been a director of TVI Corporation, located in


PAGE-30-


Glenn Dale, Maryland, which is a leading supplier of rapid deployment shelters and signage, chemical/biological decontamination systems for the military, public health, and first response agencies. In
June, 1971 he received an Bachelor of Arts from University of Tenn.

Directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of two directors.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Family Relationships

David Willbur, Jr. is the father of John Willbur.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2002 beneficial owners complied with Section 16(a) filing requirements applicable to them to the extent they filed Form 5's in February 2003 and had no trading activity in 2002.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth compensation paid to Mr. Channon, our current president and CEO. No other executive officer received compensation in excess of $60,000 during that period.


PAGE-31-


Name           Position     Year      Cash           Stock Based
                                      Compensation   Compensation
--------------------------------------------------------------------
Terence        President    2002      $42,000.00     $93,750
Channon        and CEO                               (1)

(1)  Represents 750,000 shares of stock issued to Mr. Channon in 2002.

We have informal arrangements with Mr. Channon to receiving 20% of the value of contracts produced plus additional compensation, not to exceed 50% of the total value of the project, depending on the work performed directly by Mr. Channon.

We have informal arrangements with Mr. John Willbur to be compensated 20% of the value of all new and recurring contracts derived from customers and contracts produced by Mr. John Willbur. From October, 2000 to December 31, 2002, we paid Mr. John Willbur $7,615. In addition, in October 2000, we issued Mr. John Willbur 226,000 shares for services as officer and director.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some
Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. Directors do receive stock compensation for services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.

   Name and Address             Number of Shares     Percentage
  --------------------------   ------------------   ------------

   Terence Channon                  5,235,000            69.3
   500 Rainbow Blvd Ste 300
   Las Vegas, NV 89107

   John Willbur                       226,000             3.0
   500 Rainbow Blvd Ste 300
   Las Vegas, NV 89107

   Stephen A. Day                     200,000             2.6
   500 Rainbow Blvd Ste 300
   Las Vegas, NV 89107



PAGE-32-



   David Willbur, Jr.                 145,000             1.9
   500 Rainbow Blvd Ste 300
   Las Vegas, NV 89107

   All officers and                 5,806,000            76.8
   directors as a group
   [4 persons]

David Willbur, Jr. is the father of John Willbur.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 7,558,750 shares of common stock outstanding as of December 31, 2002.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2002, TerenceNet issued 250,000 shares of common stock to Stephen Brock, consultant, for services valued at $50,000 or the trading price on the date issued of $.10 per share.

In September 2002, TerenceNet issued 250,000 shares of common stock to Scott Bleazard, consultant, for services valued at $50,000 or the trading price on the date issued of $.10 per share.

In September 2002, TerenceNet issued 750,000 shares of common stock to Terence Channon, the President and majority shareholder, for services valued at $93,750 or the trading price on the date issued of $.125 per share.

In November 2002, TerenceNet issued 200,000 shares of common stock to Stephen Day, the Chairman of the Board of Directors, valued at $18,000 or the trading price on the date issued of $.09 per share.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

None.






PAGE-33-




                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERENCENET, INC.

Date:  March 14, 2003

By:  /s/ Terence Channon
     ---------------
     Terence Channon
     President









































PAGE-34-




                             EXHIBITS

All exhibits from the following filings are incorporated herein by reference:

  Filing            File Type                                     Date Filed
------------    --------------------------------------------   ---------------

  10-QSB         Quarterly Report for 3Q 2002                     11-12-2002

  10-QSB         Quarterly Report for 2Q 2002                     08-09-2002

  10-SB12G/A     Amended Form for Registration of Securities      07-30-2002

  10-SB12G/A     Amended Form for Registration of Securities      07-09-2002

  10-SB12G/A     Amended Form for Registration of Securities      06-06-2002

  10-SB12G       Form for Registration of Securities              04-05-2002





































PAGE-