Form 10KSB/A
period 2002-12-31
TERENCENET INC
filed 2003-03-25
CIK 1138462

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB/A

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this Report:

         None

(b)      Exhibits:

         The following exhibits listed are filed as part of this Report:

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Channon
         99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Day
         99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - J. Willbur
         99.4 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - D. Willbur


Item 14. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.





PAGE-33-




                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title                        Name             Date            Signature
-------------------   ---------------  --------------  -------------------

Principal Executive   Terence Channon  March 14, 2003  /s/ Terence Channon
Officer                                               -------------------

Principal Accounting  Terence Channon  March 14, 2003  /s/ Terence Channon
Officer                                               -------------------

Principal Financial   Terence Channon  March 14, 2003  /s/ Terence Channon
Officer                                               -------------------


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


SIGNATURE             NAME              TITLE       DATE
-------------------   ---------------   --------    --------------

/s/ Terence Channon   Terence Channon   Director    March 14, 2003
-------------------
/s/ Stephen Day       Stephen Day       Director    March 14, 2003
---------------
/s/ John Willbur      John Willbur      Director    March 14, 2003
----------------
/s/ David G. Willbur  David G. Willbur  Director    March 14, 2003
--------------------





PAGE-34-




                            CERTIFICATIONS

I, Terence Channon, certify that:

1. I have reviewed this annual report on Form 10KSB of Terencenet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report.

(4) I and the issuer's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

(i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of January 31, 2003 ("Evaluation Date"); and

(iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I and the issuer's other certifying officers have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) I and the issuer's other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 14, 2003

/s/ Terence Channon
--------------------
Terence Channon
Chief Financial Officer and CEO



PAGE-35-




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



















PAGE-36-