Form 10QSB
period 2003-03-31
TERENCENET INC
filed 2003-05-12
CIK 1138462

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003
Or
[  ]                          TRANSITION REPORT PURSUANT TO SECTION 13
                              OR 15(d) OF THE SECURITIES EXCHANGE ACT
                              OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49724

                        TERENCENET, INC.
                       -----------------
     (Exact name of registrant as specified in its charter)


            Nevada                            91-2079553
           --------                          ------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

   500 North Rainbow Blvd., Suite 300                89107
  ------------------------------------              -------
(Address of principal executive offices)           (Zip Code)


                         (772) 429-1401
                        ----------------
       (Registrant's telephone number, including area code)

                               N/A
                              -----
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             8,078,750




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


















                              PAGE-2-




                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on March 14, 2003, and a subsequent amendment made thereto.

     The accompanying notes are an integral part of these unaudited financial statements.



























                              PAGE-3-





                         TERENCENET, INC.
                           BALANCE SHEET
                          March 31, 2003
                            (Unaudited)

                      ASSETS

Current assets
  Cash                                                         $6,014
  Marketable securities, available for sale                    21,780
  Accounts receivable, net of allowance for                    60,033
doubtful accounts of $3,000                                ------------
    Total current assets                                       87,827

Property and equipment, net                                     4,459
                                                           ------------
                                                              $92,286
                                                           ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $14,614
                                                           ------------
    Total current liabilities                                  14,614
                                                           ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
shares                                                              -
  authorized, no shares issued and outstanding
  Common stock, $.001 par value, 20,000,000 shares
  authorized, 8,078,750 shares issued and                       8,079
outstanding
Additional paid in capital                                    378,319
Accumulated deficit                                          (316,796)
Accumulated other comprehensive income                          8,070
                                                           ------------
  Total Stockholders' Equity                                   77,672
                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $92,286
                                                           ============


                  See notes to interim condensed
                       financial statements.














                              PAGE-4-




                         TERENCENET, INC.
                      STATEMENT OF OPERATIONS
               For the Three Months Ended March 31,
                            (Unaudited)

                                                  2003              2002
                                                -------------    -------------

Revenues                                           $89,058           $45,846
Cost of revenues                                    39,717            15,073
                                                -------------    -------------
                                                    49,341            30,773

Cost and Expenses:
  General, selling and administrative               56,432            62,899
  Depreciation and amortization                        300               522
                                                -------------    -------------
                                                    56,732            63,421
                                                -------------    -------------
Loss from operations                                (7,391)          (32,648)

Interest expense                                       425               354
                                                -------------    -------------
Net loss                                           $(7,816)         $(33,002)

Other Comprehensive Income:
  Unrealized gain on available for sale             12,566                 -
securities                                      -------------    -------------

Comprehensive income (loss)                         $4,750         $(33,002)
                                                =============    =============

Net loss per share:
  Net loss basic and diluted                        $(0.00)          $(0.01)
                                                =============    =============
Weighted average shares outstanding:
  Basic and diluted                              7,926,250        5,537,333
                                                =============    =============


                  See notes to interim condensed
                       financial statements.












                              PAGE-5-




                         TERENCENET, INC.
                      STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31,
                            (Unaudited)

                                                     2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES               -------------------------
Net loss                                              $(7,816)   $(33,002)
Adjustments to reconcile net deficit to cash
used by operating activities:
Depreciation and amortization                              300         522
Bad debts                                                    -           -
Stock received for services                            (3,751)           -
Common stock issued for services                        18,000      10,000
Net change in:
  Accounts receivable                                 (33,414)     (8,851)
  Accounts payable                                       6,512     (3,998)
                                                   -------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES               (20,169)    (35,329)
                                                   -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock, net                         -      95,375
                                                   -------------------------
NET INCREASE IN CASH                                    26,183      60,046
Cash, beginning of period                             (20,169)          95
                                                   -------------------------
Cash, end of period                                     $6,014     $60,141
                                                   =========================
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $425        $354
  Income taxes paid                                         $-          $-



                  See notes to interim condensed
                       financial statements.









                              PAGE-6-




                         TERENCENET, INC.
                   NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of TerenceNet, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002 as reported in Form 10-KSB, have been omitted.


NOTE 2 - MARKETABLE SECURITIES

All marketable securities are deemed by management to be available for sale and are reported at fair value with the net unrealized gain or losses reported within stockholders' equity. Realized gains or losses are recorded based on the specific identification method. For the quarters ended March 31, 2003 and 2002, there were no realized gains or losses. The Company's investments consist primarily of common stock of Corporations trading on the OTC bulletin board.




























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

Results of Operations

     Our total revenue for the three month period ended March 31, 2003 was $89,058, an increase of $43,212 from $45,846 for the year ago period ended March 31, 2002, or an increase of approximately 94%. The increase in revenues is attributable to the renewal of existing contracts and signing of new clients during the first quarter of 2003. During the year 2002, we extended our service offerings to provide additional Internet business development consulting services, in addition to Internet programming services for existing clients, which has served to increase our ability to generate revenue. Retaining OMG PR as a corporate communications and media relations firm has also been a source of new sales leads and revenue for the company. We expect this trend to continue during the next 12 months. Our revenue continues to grow due to marketing and generating additional revenues from existing customers by cross-selling and up- selling.

     We experienced a net loss from operations of $7,816 for the three months ended March 31, 2003 compared to a loss of $33,002 for the same period in 2002. This represented a narrowing of 76%, or $25,186, in our net loss period over period. After accounting for unrealized gains on available for sale securities held by us, our comprehensive net income for the period ended March 31, 2003 was $4,750 compared to a comprehensive net loss of $33,002 in the year ago period.




                              PAGE-8-




     Cost of revenues for the period ended March 31, 2003 was $39,717, an increase of $24,664 or 163% from $15,073 for the three months ended March 31, 2002. Management believes this increase was primarily due to an increase in operating costs associated with increased sales. Cost of revenues includes domain name registrations, hosting services, contract labor and computer hardware and software.

     General, Selling, & Administrative expenses for the three months ended March 31, 2003 were $56,432, a decrease of $6,467 from the period ended March 31, 2002 of $62,899. This 10% decrease in G&A expenses is attributable to the leveling of marketing and business development expenses over the past three month period.

Liquidity and Capital Resources

     Cash used in operating activities during the three month period ended March 31, 2003 was $20,169. Net financing activities provided $0. Comparatively, cash used in operating activities during the three months ended March 31, 2002 was $35,329, and financing activities provided $95,375 in cash.

     Cash and cash equivalents, marketable securities, accounts receivable and other current assets at the period ended of March 31, 2003 amounted to $6,014. Our current assets as of March 31, 2003 are higher than our current liabilities by $73,213. We have no commitments for capital expenditures as of the period ended of March 31, 2003.

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







                              PAGE-9-




                    PART II - OTHER INFORMATION

                   Item 2. Changes in Securities

     On March 10, 2003, we filed a registration statement of Form S-8, whereby we registered an aggregate of 225,000 shares of par value common stock, issued to Stephen Brock for services to be rendered pursuant to a consulting services agreement entered into on or about February 26, 2003.


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


                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
-----------------------------------------------------------------------
  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

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


                        TerenceNet, Inc.
                     ---------------------
                          (Registrant)


                    By: /s/ Terence Channon
                        -------------------
                        Terence Channon
                        President

                       Date: May 7, 2003
                             -----------


                          CERTIFICATIONS

     I, Terence Channon, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of TerenceNet, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

   (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
   (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and
  (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

   (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
   (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 7, 2003

/s/ Terence Channon
--------------------------
    President, CEO, and Principal Financial Officer




                            PAGE-11-