Form 10QSB
period 2003-06-30
TERENCENET INC
filed 2003-08-12
CIK 1138462

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003
Or
[  ]                          TRANSITION REPORT PURSUANT TO SECTION 13
                              OR 15(d) OF THE SECURITIES EXCHANGE ACT
                              OF 1934

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




                              PAGE-1-









                         TERENCENET, INC.


                         Table of Contents

                                                                  Page

PART I - FINANCIAL INFORMATION                                      3

  Item 1. Financial Statements

    Balance Sheet                                                   4
    Statement of Operations                                         5
    Statement of Cash Flows                                         6
    Notes to Financial Statements                                   7

  Item 2. Management's Discussion and Plan of Operation             8

PART II - OTHER INFORMATION

  Item 3. Controls and Procedures                                  10
  Item 4. Exhibits                                                 10

SIGNATURES                                                         11

CERTIFICATIONS                                                     11


















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


















                              PAGE-3-





                         TERENCENET, INC.
                           BALANCE SHEET
                           June 30, 2003
                            (Unaudited)

                      ASSETS

Current assets
  Cash                                                         $2,972
  Marketable securities, available for sale                    18,790
  Accounts receivable, net of allowance for                    95,618
doubtful accounts of $20,000
Other                               				1,833
							   ------------
    Total current assets                                       119,213

Property and equipment, net                                     4,159
                                                           ------------
                                                              $123,373
                                                           ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $49,211
  Line of Credit               				       20,000
							   ------------
    Total current liabilities                                  69,211
                                                           ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
shares                                                              -
  authorized, no shares issued and outstanding
  Common stock, $.001 par value, 20,000,000 shares
  authorized, 8,078,750 shares issued and                       8,079
outstanding
Additional paid in capital                                    378,319
Accumulated deficit                                          (337,317)
Accumulated other comprehensive income                          5,080
                                                           ------------
  Total Stockholders' Equity                                   54,161
                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $123,372
                                                           ============


                  See notes to interim condensed
                       financial statements.














                              PAGE-4-




                       	 TERENCENET, INC.
                      STATEMENT OF OPERATIONS
               For the Three and Six Months Ended June 30, 2003
                            (Unaudited)

						Three Months Ended		Six Months Ended
						     June 30			    June 30
                                             2003              2002	       2003            2002
                                           -------------    -------------   -------------   -------------

Revenues                                      $142,590           $47,712     $229,766          $93,558
Cost of revenues                                64,861            21,312      104,578           36,385
                                           -------------    -------------   -------------    -------------
                                                77,729            26,400      125,188            57,173

Cost and Expenses:
  General, selling and administrative           98,567            35,512      154,998           93,843
  Depreciation and amortization                    300               522	  600            1,044
                                           -------------    -------------   -------------    -------------
                                                98,867            36,034      155,598           94,887
                                           -------------    -------------   -------------    -------------
Loss from operations                           (21,138)           (9,634)     (30,410)         (37,714)

Other Income (expense)
  Interest expense				  (232)                -         (658)	          (354)
  Other Income                                     849             2,638        2,730            2,638
                                           -------------    -------------   -------------    -------------
Net loss                                      $(20,521)          $(6,996)    $(28,338)        $(39,998)

Other Comprehensive Income:
  Unrealized gain on available for sale         (3,352)               -         9,576                -
securities                                 -------------    -------------   -------------    -------------

Comprehensive income (loss)                   $(23,873)         $(6,996)     $(18,762)        $(39,998)
                                           =============    =============   =============    =============

Net loss per share:
  Net loss basic and diluted                    $(0.00)          $(0.00)       $(0.00)          $(0.01)
                                           =============    =============   =============    =============
Weighted average shares outstanding:
  Basic and diluted                          8,078,750        6,403,750     8,002,500        5,972,935
                                           =============    =============   =============    =============


                  See notes to interim condensed
                       financial statements.












                              PAGE-5-




                         TERENCENET, INC.
                      STATEMENT OF CASH FLOWS
               For the Six Months Ended June 30, 2003
                            (Unaudited)

                                                     2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES               -------------------------
Net loss                                              $(28,338)   $(39,998)
Adjustments to reconcile net deficit to cash
used by operating activities:
Depreciation and amortization                              600       1,044
Bad debts                                               17,000           -
Stock received for services                            (3,751)           -
Common stock issued for services                        18,000      10,000
Net change in:
  Accounts receivable                                  (86,744)     (6,706)
  Other Assets					        (1,833)       (260)
  Accounts payable                                      61,855      (3,762)
                                                   -------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES                (23,211)    (39,682)
                                                   -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock, net                         -      95,375
                                                   -------------------------
NET INCREASE IN CASH                                   (23,211)     55,693
Cash, beginning of period                               26,183          95
                                                   -------------------------
Cash, end of period                                     $2,972     $55,788
                                                   =========================
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $658        $354
  Income taxes paid                                         $-          $-



                  See notes to interim condensed
                       financial statements.









                              PAGE-6-




                         TERENCENET, INC.
                   NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of TerenceNet, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all djustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002 as reported in Form 10-KSB, have been omitted.


NOTE 2 - MARKETABLE SECURITIES

All marketable securities are classified by management to be available for sale and are reported at fair value with the net unrealized gain or losses reported within stockholders' equity. Realized gains or losses are recorded based on the specific identification method. For all periods presented herein there were no realized gains or losses. Terencenet's investments primarily consist of equity secutities trading on the OTC bulletin board.

NOTE 3 - LINE OF CREDIT

On June 18, 2003, Terencenet received a one year line of credit from a bank. Terencenet can borrow up to $50,000 bearing interest at prime plus 5.5%. At June 30, 2003, Terencenet had $20,000 outstanding under the line of credit. The agreement is secured by all assets of the corporation and guaranteed by the majority stockholder.






















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

Results of Operations

Our total revenue for the year to date ended June 30, 2003 was $229,766, an increase of $136,208 from $93,558 for the year ago period ended June 30, 2002, or an increase of approximately 146%.
Our  total revenue for the three month period ended June 30, 2003 was $142,590, an increase of $94,878 from $47,712 for the year ago period ended June 30, 2002, or an increase of approximately 199%. The increase in revenues is attributable to the renewal of existing contracts and signing of new clients during the first quarter of 2003. During the year 2002, we extended our service offerings to provide additional Internet business development consulting services, in addition to Internet programming services for existing clients, which has served to increase our ability to generate revenue. Retaining OMG PR as a corporate communications and media relations firm has also been a source of new sales leads and revenue for the company. We expect this trend to continue during the next
12 months.  Our revenue continues to grow  due  to marketing   and
generating  additional  revenues  from   existing customers by
cross-selling and up-selling.

We experienced a net loss of $28,338 for the six months ended June 30, 2003 compared to $39,998 for the same period in 2002. This represented a narrowing of 29% period over period. We experienced a net loss from operations of $21,138 for the three months ended June 30, 2003 compared to a loss of $9,634 for the same period in 2002. This represented a widening of 119%, or $11,504, in our net loss period over period. After accounting for unrealized gains on available for sale securities held by us, our comprehensive net loss for the period ended June 30, 2003 was $23,873 compared to a comprehensive net loss of $6,996 in the year ago period. This change in net loss is reflected by greater General, Selling, and Administrative expenses.



                              PAGE-8-




Cost of revenues for the three month period ended June 30, 2003 was $64,861, an increase of $43,549 or 204% from $21,312 for the three months ended June 30, 2002. For the six months ended June 30, 2003, cost of revenues was $104,578, a $68,193 increase, or 187%, from the same period in 2002, when it was $36,385.00 Management believes this increase was primarily due to an increase in operating costs associated with increased sales. Cost of revenues includes domain name
registrations,  hosting  services,  contract  labor  and   computer
hardware and software.

General, Selling, & Administrative expenses for the three months ended June 30, 2003 were $98,567, an increase of $63,055 from the period ended June 30, 2002 of $35,512. For the six months ended June 30, 2003 General, Selling, & Administrative expenses were $154,998, a $61,115 increase, or 65%, from the same period in 2002 when General, Selling, & Administrative expenses were $93,843. This increase in
G&A expenses is attributable higher director's compensation, increased marketing and advertising expenditures, and increased travel expenses.

Liquidity and Capital Resources

Cash  used  in  operating activities during  the  six  month period  ended June 30, 2003 was $23,211.  Net financing activities
provided  $0.   Comparatively, cash used  in  operating  activities
during the six months ended June 30, 2002 was $39,682, and financing activities provided $95,375 in cash.

Cash and cash equivalents, marketable securities, accounts receivable and other current assets at the period ended of June 30, 2003 amounted to $119,213. Our current assets as of June 30, 2003 are higher than our current liabilities by $50,002. We have no commitments for capital expenditures as of the period ended of June 30, 2003.

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

                  Item 3. Controls and Procedures

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


                         Item 4. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
------------------------------------------------------------------------
  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

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

                       Date: August 14, 2003


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

  4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

   (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
   (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2003; and
  (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date:  August 14, 2003

/s/ Terence Channon
---------------------------
President, CEO, and Principal Financial Officer




                            PAGE-11-