Form 10QSB
period 2003-09-30
ATLANTIC SYNERGY INC
filed 2003-11-12
CIK 1138462

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003
Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49724


                     ATLANTIC SYNERGY, INC.
                (formerly know as TerenceNet, Inc.)
              --------------------------------------
     (Exact name of registrant as specified in its charter)


            Nevada                             91-2079553
       ---------------                     -------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)                    No.)



   6 Avenue, Fort Pierce, FL                   34950
---------------------------------            -----------
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




                            Page -1-





                         ATLANTIC SYNERGY, INC


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

















                            Page -2-





                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements










































                            Page -3-





                       ATLANTIC SYNERGY, INC
                           BALANCE SHEET
                        September 30, 2003
                            (Unaudited)

                      ASSETS

Current assets
  Cash                                              $   6,986
  Accounts receivable, net                             60,154
  Marketable Securities                                26,590
  Other                                                 7,061
                                                    ----------
    Total current assets                              100,791

Property and equipment, net                             3,859
                                                    ----------
                                                    $ 104,650
                                                    ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  69,834
  Line of Credit                                       45,000
                                                    ----------
    Total current liabilities                         114,834
                                                    ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares                                                   -
    Authorized, no shares issued and outstanding
     Common stock, $.001 par value, 20,000,000 shares Authorized, 8,078,750 shares issued and
     outstanding                                        8,079
Additional paid in capital                            378,319
Accumulated deficit                                  (409,462)
Accumulated other comprehensive income                 12,880
                                                    ----------
  Total Stockholders' Deficit                         (10,184)
                                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 104,650
                                                    ==========



                  See notes to interim condensed
                       financial statements.









                            Page -4-





                       ATLANTIC SYNERGY, INC
                      STATEMENT OF OPERATIONS
  For the Three and Nine Months Ended September 30, 2003 and 2002
                            (Unaudited)

                           Three Months Ended      Nine Months Ended
                              September 30,          September 30,
                           -------------------   ---------------------
                              2003       2002       2003       2002
                           --------   --------   ---------   ---------

Revenues                    $78,216    $79,366   $ 307,981   $ 141,923
Cost of revenues             59,272     22,135     163,850      58,520
                           -------------------------------------------
Gross margin                 18,944     57,231     144,131      83,403
                           -------------------------------------------
Cost and Expenses:
General and                  62,960    193,218     200,958     287,061
administrative
Provision for bad debt       35,000          -      52,000           -
Depreciation                    300        881         900       1,925
                           -------------------------------------------
                             98,260    194,099     253,858     288,986
                           -------------------------------------------
Loss from operations        (79,316)  (136,868)   (109,727)   (205,583)

Other income (expense)
  Interest expense             (992)         -      (1,650)       (354)
  Other income                8,162      2,950      10,894       5,588
                           -------------------------------------------
                              7,170      2,950       9,244       5,234
                           -------------------------------------------
Net loss                   $(72,146) $(133,918)  $(100,483)  $(200,349)
                           ===========================================

Comprehensive Income:
 Unrealized gain on
   available for sale
   securities                 3,304          -      12,880           -
                           -------------------------------------------

Comprehensive loss         $(68,842) $(133,918)   $(87,603)  $(200,349)
                           ===========================================

Net loss per share:
  Basic and diluted          $(0.01)    $(0.02)     $(0.01)     $(0.03)
                           ===========================================
Weighted average
shares outstanding:
  Basic and diluted       8,078,750  6,566,793   8,027,916   6,173,063
                           ===========================================



                  See notes to interim condensed
                       financial statements.










                            Page -5-






                         ATLANTIC SYNERGY, INC
                      STATEMENT OF CASH FLOWS
       For the Nine Months Ended September 30, 2003 AND 2002
                            (Unaudited)



                                                   2003        2002
                                              -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $(100,483)  $(200,349)

Adjustments to reconcile net deficit to
cash used by operating activities:
  Depreciation                                       900       1,925
  Bad debts                                       52,000           -
  Common stock received for services              (4,495)          -
  Common stock issued for services                18,000     148,750
Net change in:
  Accounts receivable                            (85,535)     (9,751)
  Other assets                                    (7,062)     (6,285)
  Accounts payable and other accrued             (62,478)     (5,897)
expenses                                      -----------------------
CASH FLOWS USED IN OPERATING ACTIVITIES          (64,197)    (71,782)
                                              -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from line of credit                      45,000           -
Proceeds from the sale of common stock, net            -     105,375
                                              -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES              45,000     105,375

NET INCREASE (DECREASE) IN CASH                  (19,197)     33,593
Cash, beg. of period                              26,183          95
                                              -----------------------
Cash, end of period                               $6,986     $33,688
                                              =======================
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                   $1,650        $354
  Income taxes paid                               $    -        $  -






                  See notes to interim condensed
                       financial statements.





                            Page -6-







                   ATLANTIC SYNERGY, INC.
                 (Formerly TerenceNet, Inc.)

              NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Atlantic Synergy, Inc. ("Atlantic")
(Formerly TerenceNet, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission
("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002 as reported in Form 10-KSB, have been omitted.

On October 1, 2003, the Company changed its name to Atlantic Synergy, Inc.


NOTE 2 - MARKETABLE SECURITIES

All marketable securities are classified by management to be available for sale and are reported at fair value with the net unrealized gain or losses reported within stockholders' equity. Realized gains or losses are recorded based on the specific identification method. For all periods presented herein there were no realized gains or losses. Atlantic's investments primarily consist of equity securities trading on the OTC bulletin board.


NOTE 3 - LINE OF CREDIT

On September 18, 2003, Atlantic received a one-year line of credit from a bank. Atlantic can borrow up to $50,000 bearing interest at prime plus 5.5%. At
September 30, 2003, TerenceNet had $45,000 outstanding under the line of credit. The agreement is secured by all assets of the corporation and guaranteed by the majority stockholder.




                            Page -7-






       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This  Quarterly  Report  contains  forward-looking statements
about   Atlantic Synergy,  Inc.'s  business,  financial condition
and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Atlantic Synergy's actual results may differ materially from those indicated by the forward-looking statements.

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

General

     Atlantic Synergy, Inc. was founded as a sole proprietorship in
1996 and  incorporated in 1998 under the laws of the State  of
Florida. Atlantic Synergy transferred its net assets from the Florida corporation and re-domiciled as a Nevada corporation on October 11, 2000.
We are   in  the  business  of  providing  Internet-based web  design services and recently have expanded our services to include the distribution of various products that we feel we can successfully market through our technology and marketing core competencies.  As of Septemeber 30, 2003, we have been engaged in the marketing, distribution, and selling of hibiscus plants, orchids, air purifiers,
pool chemicals, and gourmet foods.   Since our inception we have
devoted our  activities  to the following:

  *    Raising capital;

  * Establishing our web site development, hosting and related business; and

  *    Developing markets for the services we offer.

  *    Identifying appropriate products to diversify our revenue streams


     We  provide e-business consulting, business deployment, custom
web   site  and  web-based  software  development,  and  e-business research and testing services to small and medium-size businesses.




                            Page -8-





     We also market and distribute products through the channels that our core competencies listed above afford us.

Results of Operations

     Our total revenue for the year to date ended September 30, 2003 was $307,981, an increase of $166,058 from $141,923 for the year
ago   period   ended  September  30,  2002,  or  an increase   of
approximately 117%. We generated revenues of $78,216 for the three months ended September 30, 2003, which was a 1.4% decrease over the
same period last year, when we generated $79,366 in revenues.   The
decrease in revenues for the 3 months ended September 30, 2003 is attributable to the increased investment made in developing the framework for implementing our new revenue streams.
Such an investment decreased the energy we devoted to the acquisition of new contracts for our primary business.

     We experienced a net loss of $100,483 for the nine months ended September 30, 2003 compared to $200,349 for the same period in
2002.  This represented a 50% narrower loss period over period.   Our
net loss for the three month period ended September 30, 2003 was $72,146, a decrease of 46% from our net loss for the period ended September 30, 2002 of $136,868.

     Cost  of  revenues, for the three-month period ended September
30,  2003,  was $59,272, an increase of $37,137 or 168% from $22,135 for the period ended September 30, 2002. Management believes this increase was primarily due to an increase in operating costs associated with increased sales and associated with the new sales of the newly added revenue streams that carry a lower gross margin per product when compared to the company's technology services. Cost of revenues includes domain name registrations, hosting services, contract labor and computer hardware and software. For the newly implemented revenue streams, cost of revenues includes additional technology and software expense and cost of the physical goods purchased from the suppliers.

     General, Selling, & Administrative expenses for the three months ended September 30, 2003 were $62,960, a decrease of $130,258 from the period ended September 30, 2002 of $193,218. This 68% decrease in G&A expenses is attributable to the reduced executive compensation and the absence of additional stock issuances and grants to directors and officers.

Liquidity and Capital Resources

     Cash flow used in operating activities during the nine months ended September 30, 2003 was $64,197. Net financing activities provided $45,000 from company's line of credit from Bank of America.

     Cash and cash equivalents, marketable securities, accounts receivable and other current assets at the period ended of September 30, 2003 amounted to $100,791. Our current assets as of September 30, 2003 are lower than our current liabilities by $10,184. We have no commitments for capital expenditures as of the period ended of September 30, 2003.

As a result of this deficit, there is doubt about our ability to continue to operate as a going concern. To address this concern, we have established a plan to raise additional capital through a SEC Rule 506 private placement, restructure and eliminate some facets of our operations, and consider liquidating our marketable resources.
However, we may or may not be able to raise additional capital sufficient to address the going concern, we may or may not eliminate such expenses, and we may or may not liquidate our marketable securities. Furthermore, should we liquidate our positions, there is no guarantee that the proceeds will be sufficient to address the going concern of operational continuance.

     In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

Future Plans

     Our losses from operations are primarily attributable to costs of revenue and issuances of common stock for services rendered and to be rendered as well as the development of new business units contained within the Atlantic Synergy umbrella, each with additional overhead
To address these causes, we:

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

4. Drive additional revenue through our additional business units by selling additional products.




                            Page -9-




                    PART II - OTHER INFORMATION



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


                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
-------       --------------------------------------------
  3           Articles of Incorporation & By-Laws
                 (a) Articles of Incorporation of the Company.*
                 (b) By-Laws of the Company.*

  99          Certification Pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002


* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of
Small Business Issuers on Form 10- SB, and amendments thereto, previously filed with the Commission.



























                            Page -10-





                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                        Atlantic Synergy, Inc.
                       -----------------------
                          (Registrant)

By: /s/ Terence Channon
   --------------------
Terence Channon
President



































                            Page -11-