Form 10KSB
period 2003-12-31
ATLANTIC SYNERGY INC
filed 2004-04-14
CIK 1138462

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

    [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2003

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the Transition Period from __________ to

                Commission File Number 000-49724

                     ATLANTIC SYNERGY, INC.
                    ------------------------
                     f/k/a TERENCENET, INC



           NEVADA                           91-2079553
    -----------------------              ---------------
(State of other jurisdiction of       (I.R.S. Employer
incorporation or organization)       Identification Number)



    6 Avenue A , Ft. Pierce, Florida              34950
----------------------------------------      -------------
        (Address)                               (Zip Code)

Securities Registered Pursuant to Section 12(b) of the Act: NONE

 Title of each class Name of each exchange on which registered

 -----------------------------------------------------------
 -----------------------------------------------------------

   Securities Registered Pursuant to Section 12(g) of the Act:
                             COMMON

 -----------------------------------------------------------
                        (Title of class)

 -----------------------------------------------------------
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $433,384 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
8,098,750 at January 31, 2004.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                   FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Atlantic Synergy's actual results may differ materially from those indicated by the forward-looking statements.

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

                             PART I


ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

Atlantic Synergy, Inc. (f/k/a TerenceNet, Inc.) referred to as "Atlantic Synergy" was founded as a sole proprietorship in 1996 and incorporated in 1998 under the laws of the state of Florida. Atlantic Synergy transferred its net assets from the Florida Corporation and reincorporated into a Nevada corporation on October 11, 2000. Atlantic Synergy is in the business of providing Internet-based web design services. Since our inception we have devoted our activities to the following:

  *    Raising capital;
  * Establishing our web site development, hosting and related business;
  *    Developing markets for the services and products we offer.
  * Identify, developing, and launching fully owned/operated business units powered by our core competencies

We have never been the subject of any bankruptcy or receivership action. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

We have conducted our operations since 1996. For the last four years ended December 31, 2003, we generated $877,011 in total revenue and had a loss of $463,004.

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

  *  Web and Computer Consulting
     Business advisory and training services to identify profitable and practical ways for a customer to improve business efficiency using the Internet as the primary medium

We have designed, built and currently maintain over 350 web sites for companies around the country. Additionally, we manage over 850 domain names for companies. Our domain name management services consist of domain name registration, billing and payment of domain names, prevention from expiration, and monitoring to ensure no unauthorized changes are made to the domain name records.

In addition to our initial product/services, we have also expanded to develop additional revenue streams by marketing/selling various products and services. We do so by applying our core competencies of web site design, programming, and marketing services to create fully owned/operated business units. Additional business units established in fiscal year 2003 include:

  *  Strictly Hibiscus - www.strictlyhibiscus.com
     Wholesaler and web-retailer of hibiscus plants, flowers, and gifts.

  *  Strictly Orchids - www.strictlyorchids.com
     Web retailer of potted orchid plants, supplies, and gifts.

  *  Air Purification Systems
     Retailer and Wholesaler of air and water purification systems. We entered into a contract to be the exclusive reseller for Biozone products to the federal government. We also received an initial order of $80,000 from QVC shopping network for Biozone products. Due to financial issues, the supplier was unable to meet the delivery schedule and did not have the ability to have the units UL certified without advance funding from Atlantic Synergy. We were negatively impacted by the inability to deliver goods from this supplier. Both time and costs were associated with our marketing efforts. We are currently in negotiations with a larger, more financially secure supplier.

  *  Industry Analysis
     We believe the Internet is becoming an integral part of many people's lives. We believe that individuals and businesses are increasingly using the Internet to find information, communicate and conduct business.

Marketing

We market our products and services through direct sales. We also advertise our products and services through several media sources and via Internet search engines.

In 2002, we retained OMG PR of Stuart, Florida as our marketing agency of record. OMG PR assists with public relations, authoring and placement of press releases in local and industry relevant media outlets, direct mail campaigns, lead prospecting, and advertising and marketing consulting. We do not anticipate renewing this contract.

Intellectual Properties

Our intellectual properties consist of our Internet domain names:

  *    AtlanticSynergy.com
  *    Breakthepattern.com
  *    TerenceNet.com
  *    StrictlyOrchids.com
  *    StrictlyHibiscus.com
  *    GourmetLifestyle.com

Material Contracts

Intercoastal Financial Group, Inc, with headquarters in Fort Pierce, Florida, is a national marine finance company providing quality boat loans and boat refinancing since 1989. The company is a member in good standing with the National Marine Banker's Association. Atlantic Synergy, as of April 5, 2004, now providing e-Commerce marketing and support services with estimated revenues of over $30k per month. This represents a significant revenue increase for Atlantic Synergy and this client should account for 25% of the 2004 sales.

 Interbasix, Inc. is a web development firm located in Vero Beach, Florida that services approximately 60 customers. We exclusively provide outsourced development, hosting, domain name management, consulting, and customer support services to Interbasix and the customers of Interbasix. The agreement is informal and services are rendered and paid for on an as-needed basis. During our fiscal year ended December 31, 2003, Interbasix accounted for $39,120 or 9% of our total revenues. We anticipate that they will account for less than 5% of our revenues this fiscal year.

We provide Internet marketing, consulting, and domain name management to America's Favorite Golf Schools and its affiliate, U.S. Golf Teachers Federation. We oversee the functionality of their Internet modules, management of web site content, business development, and Internet media buying services. During our fiscal year ended December 31, 2003, America's Favorite Golf Schools accounted for $48,902 or 11.2% of our total revenues. We anticipate that they will account for 9% of our revenues this fiscal year.

We market and sell air purification systems to Discovery Co. Ltd. of Japan. For the fiscal year ended December 31, 2003, Discovery Co. Ltd. accounted for $31,036 or 7.1% of our total revenues. We anticipate that they will account for 7% of our revenues this fiscal year.

Future Plans

During the next 12 months we anticipate taking the following steps to develop our business:

----------------------------------------------------------------
Launch Gourmet Lifestyle, web site and business unit selling gourmet foods. - completion of web site, hiring of full-time project manager, June 30, 2004, $30,000

Service Debt - Through equity financing and internal cash flow -
December 31, 2004, $150,000

Identify and launch 3 new business units - through web research, trade show attendance, web site development, and hiring of staff
- December 31, 2004 - $70,000

----------------------------------------------------------------

=================================================================

If any of the steps above are not completed as presented in the preceding milestone table, it could prevent the company from generated additional revenue.

We estimate our business needs $250,000 to fund our expansion plans described above. There are no guarantees that we will be able to secure the required capital through a debt or equity offering or internal cash flow.

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

Employees

We currently have five (5) full time employees, our CEO, Terence
Channon, three (3) project managers, and one (1) sales representative.

Reports to Security Holdings

(1) Annual reports

Although Atlantic Synergy has not been required to do so, we intend voluntarily to deliver annual reports to security holders.
Such annual reports will include audited financial statements.

(2) Periodic reports with the SEC

As of the date of this Registration Statement, Atlantic Synergy files periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

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

We have conducted our operations since 1996. For the last four years ended December 31, 2003, we generated $877,011 in total revenue and had a loss of $463,004. For the three months ended December 31, 2003, we generated revenues of $125,403 and had a loss of $53,425. We estimate our business needs an additional $250,000 cash infusion to fund our expansion plans for the next 12 months. We anticipate that we will fund our cash flow and business expansion needs internally through internal cash flow and from receivables management, if necessary. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

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

The loss of our two major customers would reduce our revenues. During the fiscal year ended December 31, 2003, our two major customers Interbasix, Inc. and America's Favorite Golf Schools and its affiliate, U.S. Golf Teachers Federation accounted for our total revenues as follows:

During our fiscal year ended December 31, 2003, Interbasix accounted for $39,120 or 9% of our total revenues. We anticipate that they will account for 5% of our revenues this fiscal year. During our fiscal year ended December 31, 2003, America's Favorite Golf Schools accounted for $48,902 or 11.2% of our total revenues. We anticipate that they will account for 5% of our revenues this fiscal year.

During our fiscal year ended December 31, 2003, Discovery Co.
Ltd. accounted for $31,036 or 7.1% of our total revenues. We anticipate that they will account for 7% of our revenues this fiscal year.

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

Our officers and directors beneficially own approximately 71.2% of our outstanding common stock. This individual will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

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

We are authorized to issue preferred stock which, if issued, may adversely affect or reduce the market price of our common stock. Our directors are authorized by our articles of incorporation to issue shares of preferred stock without the consent of our shareholders. Our preferred stock, when issued, may rank senior to common stock with respect to payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up. Our directors will set such preferences. The issuance of such preferred shares and the preferences given the preferred shares do not need the approval of our shareholders. The existence of rights, which are senior to common stock, may reduce the price of our common shares. We do not have any plans to issue any shares of preferred stock at this time.

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

As of December 31, 2003, there are 1,995,250 shares of our common stock held by non-affiliates and 6,103,500 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. Of the shares owned by non-affiliates, all are currently freely transferable. The remaining shares may be resold under Rule 144. However, 5,668,500 of the shares held by affiliates and former affiliates are subject to a lock up letter restricting their resale until the earlier of:

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


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

A. Market information

The Company was quoted on the OTCBB under the symbol of "TCET" commencing August, 26 2002. The ticker symbol was changed to ASGY in October, 2003, to reflect the company's name change to Atlantic Synergy, Inc.

High and Low Sales Prices for each quarter within the last fiscal year in which our stock traded.*


                             HIGH                 LOW
                      (Price perShare $)   (Price per Share $)

March 02                    $0.11                $0.08
June 02                     $0.11                $0.08
Sept 02                     $0.27               $ 0.08
Dec 02                      $0.31               $ 0.07

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

Lock-Up Provisions

5,668,500 of the shares held by Terence Channon, John Wilbur and Chris Wegner, a former employee, are subject to a lock up letter restricting their resale until the earlier of:

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

Holders

As of the December 31, 2003, we had 71 holders of record of our common stock.

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

General

Atlantic Synergy, Inc. (f/k/a TerenceNet, Inc.) was founded as a sole proprietorship in 1996 and incorporated in 1998 under the laws of the State of Florida. Atlantic Synergy transferred its net assets from the Florida Corporation and re-domiciled as a Nevada corporation on October 11, 2000. We are in the business of providing Internet-based web design services. Since our inception we have devoted our activities to the following:

  *    Raising capital;

  * Establishing our web site development, hosting and related business;

  *    Developing markets for the services we offer.

  * Identify, developing, and launching fully owned/operated business units powered by our core competencies.

We provide e-business consulting, business deployment, custom web site and web-based software development, and e-business research and testing services to small and medium-size businesses. We also operate and own

 Results of Operations

Our total revenue for the year ended December 31, 2003 was $433,384, an increase of $224,326 from $209,058 for the year ago period ended December 31, 2002, or an increase of approximately 107%. The increase in revenues is attributable to the renewal of existing contracts and signing of new clients during fiscal year 2003 and the launching of our additional business units, which accounted for $144,900 or 33.4% of our gross revenues. We expect this trend to continue during the next 12 months. Our revenue continues to grow due to marketing and generating additional revenues from existing customers by cross-selling and up-selling. We also expect to generate additional revenue as our existing business units mature and as we launch additional, fully owned business units.

We experienced a net loss of $154,025, or $0.02 per share, for the year ended December 31, 2003 compared to $234,537, or $0.04 per share, for the same period in 2002. This represented a 34% narrower loss period over period. Our net loss for the three-month period ended December 31, 2003 was $53,425, an increase of 84.6% from our net loss for the period ended December 31, 2002 of $28,954.

Cost of revenues for the year ended December 31, 2003 was $165,288, an increase of $10,008 or 6.5% from $155,200 for the year ended December 31, 2002. Management believes this increase was primarily due to an increase in operating costs associated with increased sales. Cost of revenues includes domain name registrations, hosting services, contract labor, mputer hardware and software, hibiscus flowers, orchids, and air purification systems.

General, Selling, & Administrative expenses for the twelve months ended December 31, 2003 were $417,295, an increase of $125,487 from the period ended December 31, 2002 of $291,448. This 43.2% increase in G&A expenses is attributable to the increased bad debt expense, hiring of additional full-time employees, and capital expenditures for the new business units.

 Major Customers

Atlantic Synergy has two customers that accounted for more than 10% of net sales in 2003 and 2002, and collectively, these customers accounted for 27% and 43% of net sales for the years ended December 31, 2003 and 2002, respectively. The breakdown is as follows at December 31:

     Customer                           2003        2002
  -----------------------             --------    --------
America's Favorite Golf Schools       $ 48,902    $ 55,139
Interbasix, Inc.                        39,120      35,068
Discovery Co. Ltd.                      31,036         ---

Concentration of Credit Risk

Financial instruments that potentially subject TerenceNet to concentration of credit risk are accounts receivable. TerenceNet performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required. Three customers accounted for approximately 58% of accounts receivable balances at December 31, 2003.

 Liquidity and Capital Resources

Cash flow used in operating activities during the year ended
December 31, 2003 was $74,004. Net financing activities provided
$50,000 from the accessing of a commercial credit line.

Cash and cash equivalents, marketable securities, accounts receivable and other current assets at the period ended of December 31, 2003 amounted to $41,932. Our current liabilities as of December 31, 2003 are higher than our current assets by $87,350. We have no commitments for capital expenditures as of the period ended of December 31, 2003.

In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not rise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

Future Plans

Our losses from operations are primarily attributable to costs of revenue and issuances of common stock for services rendered and to be rendered. We also spent considerable time and cost in marketing Biozone air and water purification products that were unable to be shipped due to problems at the supplier. To address these causes, we:

1. Continue to focus more on more profitable consulting and domain name management services, marketed our services to larger web development firms and advertising agencies in an effort to reduce customer acquisition costs,

2. Promote our bandwidth solution with a lower fixed monthly rate for services rather than higher incremental costs and

3. We will continue to utilize lower cost offshore development, where appropriate, to reduce development costs.

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

Item 7. Financial Statements.

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements


                                                       PAGE

Independent Auditor's Report                            F-1

Balance Sheets                                          F-2

Income Statements                                       F-3

Statement of Stockholders' Equity                       F-4

Statement of Cash Flows                                 F-5

Footnotes                                               F-6

                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Atlantic Synergy, Inc.
  (Formerly TerenceNet, Inc.)
  Las Vegas, Nevada

We have audited the accompanying balance sheet of Atlantic Synergy, Inc. (formerly TerenceNet, Inc.) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Synergy, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Atlantic Synergy will continue as a going concern. As shown in note 2 to the financial statements, Atlantic Synergy incurred net losses of $154,025 and $234,537 in 2003 and 2002, respectively, and has a working capital deficiency of $87,380 and a stockholders' deficit of $463,004 as of December 31, 2003. These conditions raise substantial doubt about Atlantic Synergy's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


March 2, 2004







                               -17- F1







                     ATLANTIC SYNERGY, INC.
                   (Formerly TerenceNet, Inc.)
                          BALANCE SHEET
                        December 31, 2003

                      ASSETS

Current assets
  Cash                                                        $     178
  Accounts receivable, less allowance for doubtful
    accounts of $20,885                                          39,408
  Inventory                                                       2,346
                                                              ----------
    Total current assets                                         41,932

Property and equipment, net                                       3,559

Investments                                                      11,215
                                                              ----------
                                                              $  56,706
                                                              ==========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                            $   7,681
  Line of credit                                                 50,000
  Credit card payables                                           71,631
                                                              ----------
     Total current liabilities                                  129,312

Commitments

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 5,000,000 shares                  -
  authorized, no shares issued and outstanding
  Common stock, $.001 par value, 20,000,000 shares
  authorized, 8,098,750 shares issued and outstanding             8,099
Additional paid in capital                                      382,299
Accumulated deficit                                            (463,004)
                                                              ----------
  Total Stockholders' deficit                                   (72,606)
                                                              ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  56,706
                                                              ==========









                               -18- F2






                     ATLANTIC SYNERGY, INC.
                   (Formerly TerenceNet, Inc.)
                    STATEMENTS OF OPERATIONS
                For the Years Ended December 31,


                                               2003         2002
                                             --------     ---------
Revenues:
  Services                                   $288,484     $ 209,058
  Products                                    144,900             -
                                             --------     ---------
                                              433,384       209,058

Cost of revenues                              165,288       155,200
                                             --------     ---------

  Gross margin                                268,096        53,858

Cost and Expenses:
  General, selling and administrative         323,054       114,228
  Bad debts                                    94,242         5,470
  Non-cash stock compensation                       -       171,750
                                             --------     ---------
                                              417,295       291,448
                                             --------     ---------

Loss from operations                         (149,199)    (237,590)

Interest income                                   199         3,406
Interest expense                               (5,025)         (353)
                                             --------     ---------
Net loss                                    $(154,025)    $(234,537)
                                             ========     =========
Net loss per share:
  Net loss basic and diluted                 $  (0.02)    $   (0.04)
                                             ========     =========
Weighted average shares outstanding:
  Basic and diluted                          8,034,375    6,415,178
                                             ========     =========







                               -19- F3









                     ATLANTIC SYNERGY, INC.
                   (formerly TerenceNet, Inc.)
               STATEMENT OF STOCKHOLDERS' DEFICIT
         For the Years Ended December 31, 2003 and 2002



                              Common stock      Additional
                                                paid in      Accumulated   Subscription    Total
                                                capital        deficit      receivable

                            Shares    Amount
                           --------  --------   ----------   -----------   -----------    ---------

Balance,
  December 31, 2001       5,350,000   $ 5,350   $   95,923   $   (74,442)  $   (10,000)   $  16,831

Sale of common stock      1,053,750     1,054      104,321             -             -      105,375

Issuance of common
  stock to for services   1,450,000     1,450      160,300             -             -      161,750

Subscription                      -         -            -             -        10,000       10,000
receivable

Net loss                                    -            -      (234,537)            -     (234,537)
                           --------  --------   ----------   -----------   -----------    ---------
Balance,
  December 31, 2002       7,853,750     7,854      360,544      (308,979)            -       59,419

Shares for                  245,000       245       21,755             -             -       22,000
services

Net loss                          -         -            -      (154,025)            -     (154,025)
                           --------  --------   ----------   -----------   -----------    ---------
Balance,
  December 31, 2003       8,098,750   $ 8,099    $ 382,299   $  (463,004)     $      -   $  (72,606)
                           ========  ========   ==========   ===========   ===========    =========










                               -20- F4






                     ATLANTIC SYNERGY, INC.
                   (formerly TerenceNet, Inc.)
                    STATEMENTS OF CASH FLOWS
                For the Years Ended December 31,


                                                         2003        2002
                                                      ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $(154,025)  $(234,537)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Depreciation and amortization                             1,200       1,925
Bad debts                                                94,242       5,470
Common stock for services                                22,000     171,750
Net change in:
  Accounts receivable                                  (107,031)    (12,803)
  Accounts payable                                       71,956      (3,628)
  Inventory                                              (2,346)          -
                                                      ---------   ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                 (74,004)    (71,823)
                                                      ---------   ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of investments                                (2,001)     (7,464)
                                                      ---------   ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of common stock                                        -     105,375
  Increase in line of credit                             50,000           -
                                                      ---------   ---------

NET INCREASE (DECREASE) IN CASH                         (26,005)     26,088
Cash, beginning of period                                26,183          95
                                                      ---------   ---------
Cash, end of period                                      $  178    $ 26,183
                                                      =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                        $  5,025     $   353
  Income taxes paid                                    $      -     $     -











                               -21- F5






                   ATLANTIC SYNERGY, INC.
                 (formerly TerenceNet, Inc.)
                NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Atlantic Synergy, Inc. (formerly TerenceNet) was founded as a sole proprietorship in 1996 and incorporated in 1998 under the laws of the state of Florida. Atlantic Synergy transferred its net assets from the Florida Corporation and reincorporated into a Nevada corporation on October 11, 2001. On October 1, 2003, TerenceNet changed its name to Atlantic Synergy, Inc. Atlantic Synergy is in the business of providing Internet-based web design services. In 2003, Atlantic Synergy began selling various other products. Atlantic Synergy sells Orchids at sticklyorchids.com, Hibiscus at strictlyhibiscus.com and Biozone Scientific Air Purifiers at Terencenet.com.

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

Investments

Atlantic Synergy holds minority equity investments in companies having operations or technology in areas within the Company's strategic focus. Atlantic Synergy accounts for these minority investments under the cost method.
Declines in value that are judged to be other than temporary are reported in other income and expense.

Revenue Recognition

In 2002, Atlantic Synergy's revenues were primarily derived from consulting services, and fees for web site hosting.
However, in 2003, Atlantic Synergy began selling various products.

Atlantic Synergy recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibles is probable.

Service revenues are recognized as services are performed.
The majority of Atlantic Synergy's revenues are from services under fixed fee contracts that are typically completed in two to four weeks.

Revenues from product sales are recognized when the products are shipped and collectablity is reasonably certain.





                               -22- F6







Web site hosting revenue is recognized on the straight-line basis over the term of the contract.

Atlantic Synergy maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Atlantic Synergy's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance, and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset. Atlantic Synergy performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Atlantic Synergy records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Advertising

Atlantic Synergy expenses all costs of advertising as incurred. Advertising costs were $72,893 and $22,726 for the years ended December 31, 2003 and 2002, respectively.

Earnings per Common Share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since Atlantic Synergy has no potentially dilutive securities and because of Atlantic Synergy's net loss.

Recent Accounting Pronouncements

Atlantic Synergy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Atlantic Synergy's results of operations, financial position, or cash flow.





                               -23- F7







NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that Atlantic Synergy, Inc. will continue as a going concern. Atlantic Synergy, Inc. has a significant accumulated deficit and working capital deficiency at December 31, 2003 and is unable to meet its obligations as they come due; all of which raise substantial doubt about Atlantic Synergy, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should Atlantic Synergy, Inc. be unable to continue as a going concern.

The continued support of Atlantic Synergy's creditors, lenders and shareholders is required in order for Atlantic Synergy to continue as a going concern. Management's plans to support Atlantic Synergy's operations include borrowing additional funds and raising additional capital.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                   Estimated
                                  Useful Life         2003
                                 -------------     ----------
  Office equipment                  5 years         $10,430
  Less: Accumulated                                  (6,871)
  depreciation                                     ----------
                                                    $ 3,559
                                                   ==========

Depreciation expense totaled $1,200 and $1,925 in 2003 and 2002, respectively.


NOTE 4 - LINE OF CREDIT

On September 18, 2003, Atlantic received a one year line of credit from a bank. Atlantic can borrow up to $50,000 bearing interest at prime plus 5.5%. At December 31, 2003, Terencenet had $50,000 outstanding under the line of credit. The agreement is secured by all assets of the corporation and guaranteed by the majority stockholder.


NOTE 5 - INCOME TAXES

For the years ended December 31, 2003 and 2002, Atlantic Synergy has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $235,000 at December 31, 2003, and will expire in the years 2020 through 2023.

Deferred income taxes consist of the following at December
31, 2003:


  Long-term:
    Deferred tax assets                              $  80,000
    Valuation allowance                                (80,000)
                                                     ------------
                                                     $       -
                                                     ============

The valuation allowance increased $44,000 during the year ended December 31, 2003.





                               -24- F8





NOTE 6 - STOCKHOLDERS EQUITY

Common Stock:

Atlantic Synergy is authorized to issue 20,000,000 common shares of stock at a par value of $0.001 per share and 5,000,000 shares of $.0001 par value preferred stock.

In March and November 2003, Atlantic Synergy issued 245,000 common shares of stock for services valued at market price on date of issuance, or $22,000.

NOTE 7 - MAJOR CUSTOMERS

Atlantic Synergy has two customers that accounted for more than 10% of net sales in 2003 and 2002 and collectively, these customers accounted for 43% and 44% of net sales for the years ended December 31, 2003 and 2002, respectively.
The breakdown is as follows at December 31:

  Customer                        2003        2002
  --------                      --------    --------
    A                           $ 48,902    $ 55,139
    B                             39,120      35,068



NOTE 8 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject TerenceNet to concentration of credit risk are accounts receivable.
TerenceNet performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required. Four customers accounted for approximately 48% of accounts receivable balances at December 31, 2003.


NOTE 9 - COMMITMENTS

Atlantic Synergy is leasing its offices on a month-to-month basis for $536 per month.

Rent expense on the office was $7,200 and $6,964 for the years ended December 31, 2003 and 2002, respectively.

On October 23, 2002 Atlantic Synergy entered into a consulting services agreement with a member of the board of directors whereby the director would provide consulting services to Atlantic Synergy related to his duties as chairman of the audit committee and member of the board.
Atlantic Synergy issued 200,000 shares of common stock in 2002 and an option to purchase 200,000 shares of common stock at a price of $.09.

Atlantic Synergy has no other options outstanding at December 31, 2003.





                               -25- F9





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


  NAME                  AGE           POSITION
-------------          -----     ------------------------------
Terence Channon         24       President, Chief Executive
                                 Officer and Director

John Wilbur             24       Secretary and Director

Stephen A. Day          54       Chairman of the Board of Directors


Terence Channon is the founder of our business. From August, 1999 to October 2000 he was the C.E.O. of Atlantic Synergy
(FL) From May 1999 to August 1999 he was the co-founder for St. Lucie Mall.com. From October 1998 to May 1999 he was a student web developer for Stetson University. From September 1998 to October 1998 he was an Internet Marketing Intern at Seagate Software. From May 1998 to August 1998 he was a database programmer for David G. Wilbur Insurance Agency. In May, 2001 he received a B.A. degree in Religious Studies from Stetson University.

John Willbur joined us in October of 2000 upon our formation. From May 1999 to May 2000 he performed and assisted in marketing efforts for Up With People, an off-
Broadway musical. From May 1996 to May 1999 he worked as a task manager for David G. Willbur Insurance Agency.

Stephen A. Day joined us in November, 2002 as Chairman of the Board. From September, 1996 to March, 2003, he has been CEO of Day Technology Company, a technology consulting firm. He is Vice-Chairman and president of the CEO Council, an organization for public company officers and directors. From June 2001 to June of 2003, he was a director of TVI Corporation, located in Glenn Dale, Maryland, which is a leading supplier of rapid deployment shelters and signage, chemical/biological decontamination systems for the military, public health, and first response agencies. In June, 1971 he received a Bachelor of Arts from University of Tenn.

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





                               -26- F10





Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2003 beneficial owners complied with Section 16(a) filing requirements applicable to them to the extent they filed Form 5's in February 2003 and had no trading activity in 2002.

ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth compensation paid to Mr.
Channon, our current president and CEO as well as Stephen
Day, company chairman. No other executive officer received compensation in excess of $60,000 during that period.

Name           Position     Year      Cash           Stock Based
                                  Compensation      Compensation
-------------------------------------------------------------------
Terence        President    2003    $77,898
Channon        and CEO

Stephen Day    Chairman     2003    $24,874           $30,000(1)

(1) Represents 200,000 shares of stock issued to Stephen Day in 2003.


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





                               -27- F11







 Name and Address             Number of Shares     Percentage
--------------------------   ------------------   ------------

 Terence Channon                  5,432,500            67.1
 500 Rainbow Blvd Ste 300
 Las Vegas, NV 89107

 John Willbur                       226,000             2.8
 500 Rainbow Blvd Ste 300
 Las Vegas, NV 89107

 Stephen A. Day                     200,000             2.5
 500 Rainbow Blvd Ste 300
 Las Vegas, NV 89107

All officers and                 5,858,5000            72.2
directors as a group
[3 persons]


This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 8,098,750 shares of common stock outstanding as of December 31, 2003.

 ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

None.






                               -28- F12





                         SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC SYNERGY, INC.


Date: April 14, 2003


By:  /s/ Terence Channon
     -------------------
     Terence Channon
     President and Chief Financial Officer




                          EXHIBITS
All exhibits from the following filings are incorporated herein by reference:

  Filing            File Type                          Date Filed
------------    -----------------------------        ---------------

  10-QSB         Quarterly Report for 3Q 2003           11-12-2003

  10-QSB         Quarterly Report for 2Q 2003           08-12-2003

  10-QSB         Quarterly Report for 1Q 2003           05-12-2003












                               -29- F13