Form 10QSB
period 2004-03-31
ATLANTIC SYNERGY INC
filed 2004-06-21
CIK 1138462

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO SECTION 13

                              OR 15(d) OF THE SECURITIES EXCHANGE ACT

                              OF 1934

For the quarterly period ended: March 31, 2004

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

incorporation or organization)

   6 Avenue A, Fort Pierce, FL 34950                 89107

  ------------------------------------              -------

(Address of principal executive offices)           (Zip Code)

                         (772) 429-1401

                        ----------------

       (Registrant's telephone number, including area code)

                          TERENCENET, INC.

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

    As of June 21, 2004, the Registrant had 8,998,750 shares of common stock outstanding.

                         ATLANTIC SYNERGY, INC.

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

  Item 3. Controls and Procedures

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

      10

  Item 6. Exhibits                                                 10

SIGNATURES                                                         11

CERTIFICATIONS                                                     11

                  PART I - FINANCIAL INFORMATION

              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").    While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.   For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on April 14, 2004, and a subsequent amendment made thereto.

ATLANTIC SYNERGY, INC.

BALANCE SHEET

March 31, 2004

(Unaudited)

ASSETS

Current assets:
Cash	$ 1,221
Marketable securities, available for sale	9,423
Accounts receivable, net of allowance for doubtful accounts of $22,885	14,641
Total current assets	25,285

Property and equipment, net	3,259

$ 28,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	12,861
Lines of credit	99,320
Credit card payable	73,809
Total current liabilities	185,990

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 20,000,000 shares authorized, 8,098,750 shares issued and outstanding	8,099
Additional paid in capital	382,299
Accumulated deficit	(547,844)
Total stockholders’ deficit	(157,446)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 28,544

ATLANTIC SYNERGY, INC.

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004

(Unaudited)

	2004	2003

Revenues	$ 90,067	$ 89,058
Cost of revenues	77,553	39,717
	12,514	49,341

Cost and Expenses:
General, selling and administrative	91,909	56,432
Depreciation and amortization	300	300
	92,209	56,732

Loss from operations	(79,695)	(7,391)

Interest expense	5,145	425

Net loss	(84,840)	(7,816)

Other Comprehensive Income:
Unrealized gain on available for sale securities	-	12,566

Comprehensive income (loss)	$(84,840)	$ 4,750

Net loss per share:
Net loss basic and diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	8,098,750	7,926,250

ATLANTIC SYNERGY, INC.

STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,840)	$(7,816)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	300	300
Stock received for services	-	(3,750)
Common stock issued for services	-	18,000
Net change in:
Accounts receivable	24,767	(33,414)
Other	4,138	-
Accounts payable and credit card payable	7,358	6,512

CASH FLOWS USED IN OPERATING ACTIVITIES	(48,277)	(20,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds line of credit, net	49,319	-

NET INCREASE IN CASH	1,042	26,183
Cash, beginning of period	179	(20,169)
Cash, end of period	$ 1,221	$ 6,014

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ 425
Income taxes paid	$ -	$ -

ATLANTIC SYNERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Atlantic Synergy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.

NOTE 2 – LINES OF CREDIT

During the three month period ended March 31, 2004, the Company obtained a second line of credit totaling $50,000. The note is unsecured, bears interest at prime plus 5% and is due January 2005.

NOTE 3 – SUBSEQUENT EVENT

In April 2004, the Company issued 1,000,000 shares of common stock to a director for services rendered. The shares will be valued using the closing price on the date issued and expensed.

Item 2. Management's Discussion and Results of Operation

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

We also market and distribute various products and services, through fully owned and managed business units, using the Internet as our primary marketing medium.  In addition to our web site services, our operations reflect results of the following business units.

  *  Strictly Hibiscus - www.strictlyhibiscus.com

     Wholesaler and web-retailer of hibiscus plants, flowers, and gifts.

  *  Strictly Orchids - www.strictlyorchids.com

     Web retailer of potted orchid plants, supplies, and gifts.

  *  Air Purification Systems

     Retailer and Wholesaler of air and water purification systems.

Results of Operations

     Our total revenue for the three-month period ended March 31,

2004 was $90,067, an increase of $1,009 from $89,058 for the year ago period ended March 31, 2003, or an increase of approximately

1.1%.   The increase in revenues is attributable to the renewal of existing contracts and signing of new clients during the first quarter of 2004.  During the year 2004, we extended our service offerings to provide additional Internet business development consulting services, in addition to Internet programming services for existing clients, which has served to increase our ability to generate revenue.

     Cost of revenues for the period ended March 31, 2004 was

$77,553, an increase of $37,836 or 95% from $39,717 for the three months ended March 31, 2003.  Management believes this increase was primarily due to an increase in operating costs associated with increased sales.  Cost of revenues includes domain name registrations, hosting services, contract labor and computer hardware and software as well as cost of goods sold for the various business units.

     General, Selling, & Administrative expenses for the three months ended March 31, 2004 were $91,909, an increase of $35,477 from the period ended March 31, 2003 of $56,432.  This 63% increase in G&A expenses is attributable to the increased marketing expenses associated with the research, development, and launch of our new business units.  G&A in the first quarter of 2004 also increased due to increased compensation and reimbursement for directors, provisioning of additional discounts on products to customers, greater telecommunications expenditures, and greater travel and entertainment expense when compared to the same period one year ago.

     We experienced a loss from operations of $79,695 for the three months ended March 31, 2004 compared to a loss of $7,391 for the same period in 2003.  This represented an increased loss of $72,304 or 91% from the three months ended March 31, 2003.

     We had an unrealized gain on available for sale securities of $12,566 for the three months ended March 31, 2003 and no unrealized gain on available for sale securities during the three months ended March 31, 2004.

     We had comprehensive income of $4,750 for the three months ended March 31, 2003 compared to a comprehensive loss of $84,840 for the three months ended March 31, 2004.  The resulting change from comprehensive income of $4,750 to comprehensive loss of $84,840 was principally due to the increase in cost of revenues, the increase in general, selling and administrative expenses, and no unrealized gain on available for sale securities.

     We had a net loss per share of $.01 for the three months ended March 31, 2004 compared to net income per share of $.00 for the three months ended March 31, 2003.

Liquidity and Capital Resources

     Cash used in operating activities during the three month period ended March 31, 2004 was $48,277.  Net financing activities provided  $49,319.   Comparatively, cash used in operating activities during the three months ended March 31, 2003 was $20,169, and financing activities provided $0 in cash.

     Cash and cash equivalents, marketable securities, accounts receivable and other current assets at the period ended of March

31, 2004 amounted to $25,285.  As of March 31, 2004 we had a working capital deficit of $160,705.  We have no commitments for capital expenditures as of the period ended March 31, 2004.

     In order to become profitable, we may still need to secure additional debt or equity funding.  We hope to be able to raise additional funds from an offering of our stock in the future.

However, this offering may not occur, or if it occurs, may not rise the required funding.  There are no preliminary or definitive agreements or understandings with any party for such financing.  We do have two credit lines.  We have a credit line with Bank of America which is fully-drawn for $50,000 which bears interest at prime plus 5.5% and is due June 2008.  The agreement is secured by all assets of the Company and personally guaranteed by the Company’s majority stockholder.  We also have a credit line with Fleet Small Business for $50,000, of which $49,132 has been drawn.  The line of credit is unsecured, bears interest at prime plus 5% and is due January 2005.

     We are currently exploring various options, including the growth of the Company through restructuring the core business, which could involve a merger, acquisition, or spin-off with another company.  Although we have engaged in preliminary discussions concerning these matters, we have no formal, binding commitments or agreements concerning a restructure at this time.  Certain preliminary discussions have been made with M&A Capital Advisers, Inc., an NASD registered broker/dealer which advises companies in reverse merger transactions.   The Company has no formal, binding agreement in place concerning this matter as of the date of this report.

Future Plans

     Our losses from operations are primarily attributable to costs of revenue and issuances of common stock for services rendered and to be rendered.  To address these causes, we:

   1.  Continue to focused more on more profitable consulting and

       domain name management services, and marketed our services to    larger

       web development firms and advertising agencies in an effort to reduce customer acquisition costs,

   2.  Promote our bandwidth solution with a lower fixed monthly rate for services rather than higher incremental costs, and

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

     We will continue to increase focus as a business-to-business, third party service rather than a front-end, retail oriented business.   The probable impact will be a reduction in marketing expenses, as we have found the cost of marketing to companies, as a third-party is less than that of marketing to the retail segment of the population.   We acknowledge that this may impact our retail services.   We will place a greater focus on business-to-business consulting and will need to expand the skills horizon of our staff to deal with the needs of our target customers.

Risk Factors

Need for Additional Financing.  It is imperative that the Company raise capital to expand and continue its operations.  At this time, no financing has been secured or identified.  Without additional financing, the Company can continue its current operations.  However, if the Company is unable to obtain debt and/or equity financing upon terms that management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to pursue its expansion strategy.

 Reliance on Key Management.  The success of the Company depends upon the personal efforts and abilities Terence Channon, the Company's Chief Executive Officer.  The Company's ability to operate successfully and manage its potential growth depends on its ability to attract and retain highly qualified technical, managerial, sales, marketing and financial personnel.  The Company faces competition for qualified personnel in these areas.  The Company cannot be certain that it will be able to attract and retain qualified personnel.  The loss of Mr. Channon or other key employees or the Company's inability to hire and retain additional qualified personnel in the future could have a material adverse effect on the Company's business and operations.

Secured Loan.  We have a credit line with Bank of America for $50,000 which is fully drawn.  The loan is secured by all of our assets.  In the event we default on such loan, this could result in the sale of our assets and could have an adverse affect on our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes and contingencies.  We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affects our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Revenue includes all amounts that are billable to customers. Consulting services revenue from time and material service contracts is recognized as the services are provided.

Accounting for Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  These rules state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date.  We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.”  This statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our financial position.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments.  The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience.  If the financial condition of one or more of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to our consolidated results of operations or financial position.

Going Concern.  Our auditors expressed a going concern when rendering our audited financial statements for the year ended December 31, 2003.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company’s chief executive officer, who also serves as the Company’s principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

                    PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not subject to any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

In April 2004, the Company issued a director 1,000,000 shares of common stock in consideration for services rendered as well as financial contributions on the Company’s behalf during 2003 and 2004.  The Company claims an  exemption  from  registration  afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to  information  that  would  be  included in a registration statement, took the shares  for  investment and not resale and the Company took appropriate measures to  restrict  transfer.

During the first quarter of 2004, 100,000 shares of the Company’s common stock were returned to the Company for cancellation by Stapleton Venture Corp.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

3.1

  Articles of Incorporation (1)

3.2

  Bylaws (1)

     31             Certificate of the Chief Executive

                    Officer and Principal Financial Officer

                    pursuant to Section 302 of the Sarbanes-

                    Oxley Act of 2002                         *

     32             Certificate of the Chief Executive

                    Officer and Principal Financial Officer

                    pursuant to Section 906 of the Sarbanes-

                    Oxley Act of 2002                         *

* Filed Herein.

(1) Incorporated by reference to the Company's Form 10-SB filed on April 5, 2002.

(b) Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended March 31, 2004.

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                      ATLANTIC SYNERGY, Inc.

                          (Registrant)

                    By: /s/ Terence Channon

                        Terence Channon

                        President and Principal Financial Officer

                       Date: June 21, 2004