Form 10QSB
period 2004-06-30
ATLANTIC SYNERGY INC
filed 2004-07-21
CIK 1138462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _______________

Commission file number 000-49724

ATLANTIC SYNERGY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

91-2079553

  (State or other jurisdiction of          (IRS Employer Identification No.)

   incorporation or organization)

      14 Wall Street, Suite 1620, New York, New York 10005

(Address of principal executive offices)

(800) 361-5540

(Registrant's telephone number)

6 Avenue A

Fort Pierce, Florida 34950

(Former address)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 20, 2004, 35,248,751 shares of Common Stock of the issuer were outstanding.

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

ATLANTIC SYNERGY, INC.

BALANCE SHEET

June 30, 2004

(Unaudited)

ASSETS

Current assets
Cash	$ 4,253
Marketable securities, available for sale	5,812
Total current assets	10,065

Property and equipment, net	2,959

TOTAL ASSETS	$ 13,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 18,014
Credit cards payable	72,507
Line of credit	100,216
Total current liabilities	190,737

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares Authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 20,000,000 shares Authorized, 9,098,750 shares issued and outstanding	9,099
Additional paid in capital	481,299
Accumulated deficit	(668,111)
Total Stockholders’ Deficit	(177,713)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 13,024

ATLANTIC SYNERGY, INC.

STATEMENT OF OPERATIONS

Three and Six Months Ended June 30, 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$ 69,069	$ 142,590	$ 159,136	$ 229,766
Cost of revenues	38,060	64,861	115,613	104,578
Gross profit	31,009	77,729	43,523	125,188

Cost and expenses:
General and administrative	144,634	98,567	236,544	154,998
Depreciation	300	300	600	600
	144,934	98,867	237,144	155,598

Loss from operations	(113,925)	(21,138)	(193,621)	(30,410)

Other income (expense)
Interest expense	(2,730)	(232)	(7,875)	(658)
Other income	-	849	-	2,730
	(2,730)	617	(7,875)	2,072

Net loss	(116,655)	(20,521)	(201,496)	(28,338)

Comprehensive Income (Loss):
Unrealized gain on available for sale securities	(3,611)	(3,352)	(3,611)	9,576

Comprehensive loss	$ (120,266)	$ (23,873)	$ (205,107)	$ (18,762)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	8,765,417	8,078,750	8,320,972	8,002,500

ATLANTIC SYNERGY, INC.

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2004

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (201,496)	$ (28,338)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation	600	600
Bad debts	-	17,000
Common stock received for services	-	(3,751)
Common stock issued for services	100,000	18,000
Net change in:
Accounts receivable	39,408	(86,744)
Other assets	4,138	(1,833)
Accounts payable	10,333	61,855
Credit cards payable	876	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(46,141)	(23,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds line of credit, net	50,216	-

NET INCREASE (DECREASE) IN CASH	4,075	(23,211)
Cash, beginning of period	178	26,183
Cash, end of period	$ 4,253	$ 2,972

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 7,875	$ 658
Income taxes paid	$ -	$ -

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

NOTE 2 – LINES OF CREDIT

During the three month period ended March 31, 2004, the Company obtained another line of credit totaling $50,000. The note is unsecured, bears interest at prime plus 5% and is due January 2005.

NOTE 3 – COMMON STOCK

In April 2004, the Company issued 1,000,000 shares of common stock to a director for services rendered. The shares were valued at $0.10 per share or $100,000 which is the closing price on the date issued.

NOTE 4 – SUBSEQUENT EVENT

On July 2, 2004, the Company acquired approximately 99.2%, and subsequently thereto acquired the remaining 0.8%, of the issued and outstanding common stock of Acies, Inc., formerly GM Merchant Solutions, Inc., a Nevada corporation (“Acies”), in exchange for 26,150,000 newly issued shares of the Company’s  common stock (the “Exchange”).  The share exchange will be accounted for as a reverse acquisition.

Subsequent to, the Exchange, the Company will transfer all of its assets held immediately prior to the Exchange, and all of its then existing liabilities, to Terence Channon, the Company’s former President and Chief Executive Officer, in consideration for Mr. Channon’s cancellation of 4,285,000 shares of Company common stock and the cancellation of 200,000 shares of Company common stock held by a third party.  Immediately after the issuance of shares to the Acies shareholders and the anticipated cancellations, there will be 30,763,750 shares of Company common stock issued and outstanding.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

Atlantic Synergy, Inc. (the “Company”) was founded as a sole proprietorship in 1996 and incorporated in 1998 under the laws of the State of Florida.  The Company transferred its net assets from the Florida corporation and re-domiciled as a Nevada corporation on October 11, 2000.

Prior to the Exchange, discussed below, we were in the business of providing Internet-based web design services.  Since inception we had devoted our activities to raising capital, establishing a web site development, hosting and related business; and developing a market in which to offer e-business consulting, business deployment, custom web site and web-based software development, and e-business research and testing services to small and medium-size businesses.  We also marketed and distributed various products and services, through fully owned and managed business units, using the Internet as our primary marketing medium.  In addition to web site services, our operations for the six months ended June 30, 2004, reflect results of the following business units.

•

Strictly Hibiscus - www.strictlyhibiscus.com

Wholesaler and web-retailer of hibiscus plants, flowers, and gifts.

•

Strictly Orchids - www.strictlyorchids.com

Web retailer of potted orchid plants, supplies, and gifts.

•

Air Purification Systems

Retailer and Wholesaler of air and water purification systems.

Subsequent Events

On July 1, 2004, the majority stockholders consented to action without a meeting whereby the majority stockholders approved an amendment to the Company’s Articles of Incorporation, the affect of which was to increase the authorized shares the Company is authorized to issue from 20,000,000 shares of common stock to 50,000,000 shares of common stock, to reauthorize the par value of $.001 per share of common stock, to reauthorize 5,000,000 shares of preferred stock, and to reauthorize $.001 par value per share of preferred stock.  The number of shares consenting to the action was 5,411,000 out of 9,098,750 shares that were eligible to vote.

On July 2, 2004, the Company acquired approximately 99.2%, and subsequently thereto acquired the remaining 0.8%, of the issued and outstanding common stock of Acies, Inc. (“Acies”) in exchange for 26,150,000 newly issued shares of the Company’s common stock pursuant to an Exchange

Agreement whereby Acies became a wholly-owned subsidiary of the Company (the “Exchange”).  As a result of the Exchange, control of the Registrant shifted to the former shareholders of Acies.

On July 13, 2004, the Company entered into an agreement with Terence Channon, the Company’s former President and Chief Executive Officer, whereby the Company agreed to transfer all of its assets held immediately prior to the Exchange, and all of the Company’s then existing liabilities, to Terence Channon in consideration for Mr. Channon’s cancellation of 4,285,000 shares of the Company’s common stock.  To facilitate this agreement, the Company also entered into an agreement with a third party to purchase 200,000 shares of the Company’s common stock held by a third party for $.001 per share (or an aggregate of $200), which shares the Company’s Board of Directors have also approved for cancellation.

Acies is engaged in the business of delivering payment processing solutions for the retail, restaurant, direct marketing, quick service restaurant, hospitality, supermarket, petroleum, financial services and healthcare industries.  In connection with the Exchange and the agreement with Terence Channon, the Company is changing its business focus.  The operating results disclosed in this quarterly report, however, are for the Company’s historical line of business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

Revenues for the three-month period ended June 30, 2004 were $69,069, a decrease of $73,521 or 52% from $142,590 for the three-month period ended June 30, 2003.  The decrease in revenues is attributable to the dedication of internal resources and time to focus on the arrangement and pre-closing activities of the acquisition of Acies rather than devoting said time and resources to existing business operating activities.

Cost of revenues for the three-month period ended June 30, 2004 was

$38,060, a decrease of $26,801 or 41% from $64,861 for the three-month period ended June 30, 2003.  Management believes this decrease was primarily due to a reduction in general business operating and revenue generating activities to focus on the acquisition of Acies.

Gross profit for the three-month period ended June 30, 2004 was $31,009, a decrease of $46,720 or 60% from $77,729 for the three-month period ended June 30, 2003.  Gross profit as a percentage of revenues (“gross profit margin”) for the three-month period ended June 30, 2004 was 45%, compared to gross profit margin of 55% for the three-month period ended June 30, 2003.  Revenues decreased more than cost of revenues for the three-month period ended June 30, 2004, resulting in the decrease in gross profit and gross profit margin for this period as compared to the three-month period ended June 30, 2003.

General & administrative (“G&A”) expenses for the three months ended June 30, 2004 were $144,634, an increase of $46,067 or 47% from $98,567 for the three months ended June 30, 2003.  The increase in G&A expenses is attributable to additional stock-based director’s compensation, increased legal and accounting expenses associated with the acquisition of Acies, and increased discounts given to vendors on products that we market and distribute, when compared to the same period one year ago.

We experienced a loss from operations of $113,925 for the three months ended June 30, 2004 compared to a loss of $21,138 for the three months ended June 30, 2003.  This represents an increased loss of $92,787 or 439% as compared to the three months ended June 30, 2003.

Interest expense was $2,730 for the three-month period ended June 30, 2004, as compared to $232 for the three-month period ended June 30, 2003.  The increase in interest expense was due to an increase in service costs resulting from a second line of credit.

We had an unrealized loss on available for sale securities of $3,611 for the three months ended June 30, 2004 as compared to an unrealized loss of $3,352 for the three months ended June 30, 2003.

We had a comprehensive loss of $120,266 for the three months ended June 30, 2004, as compared to a comprehensive loss of $23,873 for the three months ended June 30, 2003.  The increased loss was principally due to the decrease in revenues, the increase in G&A expenses, the increase in interest expense, and the slight increase in loss relating to available for sale securities.

We had a net loss per share of $.01 for the three months ended June 30, 2004 compared to net income per share of $.00 for the three months ended June 30, 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

Revenue for the six-month period ended June 30, 2004 were $159,136, a decrease of $70,630 or 31% from $229,766 for the six-month period ended June 30, 2003.  The decrease in revenues is attributable to the dedication of internal resources and time to focus on the arrangement and pre-closing activities of the acquisition of Acies rather than devoting said time and resources to existing business operating activities as well as a slow-down in marketing activities to generate additional web site consulting and development business.

Cost of revenues for the six-month period ended June 30, 2004 was

$115,613, an increase of $11,035 or 11% from $104,578 for the six-month period ended June 30, 2003.  Increase in cost of revenues, regardless of the decrease in revenues, is attributable to the increased amount high-volume, low-margin sales from distributors for our air purification products.

Gross profit for the six-month period ended June 30, 2004 was $43,523, a decrease of $81,665 or 65% from $125,188 for the six-month period ended June 30, 2003.  Gross profit margin for the six-month period ended June 30, 2004 was 27%, compared to gross profit margin of 54% for the six-month period ended June 30, 2003.  Revenues decreased and cost of revenues increased for the six-month period ended June 30, 2004, resulting in the decrease in gross profit and gross profit margin for this period as compared to the six-month period ended June 30, 2003.

G&A expenses for the six months ended June 30, 2004 were $236,544, an increase of $81,546 or 53% from $154,998 for the six months ended June 30, 2003.  The increase in G&A expenses is attributable to the increase in G&A expenses is attributable to additional stock-based director’s compensation, increased legal and accounting expenses associated with the acquisition of Acies and increased discounts given to vendors on products that we market and distribute when compared to the same period one year ago.

We experienced a loss from operations of $193,621 for the six months ended June 30, 2004 compared to a loss of $30,410 for the six months ended June 30, 2003.  This represents an increased loss of $163,211 or 537% from the six months ended June 30, 2003.

Interest expense was $7,875 for the six-month period ended June 30, 2004, as compared to $658 for the six-month period ended June 30, 2003.  The increase in interest expense was due to an increase in service costs resulting from a second line of credit.

We had an unrealized loss on available for sale securities of $3,611 for the six months ended June 30, 2004 as compared to an unrealized gain of $9,576 for the six months ended June 30, 2003.

We had a comprehensive loss of $205,107 for the six months ended June 30, 2004, as compared to a comprehensive loss of $18,762 for the six months ended June 30, 2003.  The increased loss was principally due to the decrease in revenues, increases in cost of revenues, G&A expenses and interest expense, and the lack of unrealized gain on available for sale securities.

We had a net loss per share of $.02 for the six months ended June 30, 2004 compared to net income per share of $.00 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of June 30, 2004, were $10,065, consisting of $4,253 of cash and $5,812 of available for sale securities.  Total current liabilities were $190,737, consisting of $18,014 of accounts payable, $72,507 of credit cards payable and a total of $100,216 under two lines of credit.  As of June 30, 2004, we had a working capital deficit of $180,672.  We had no commitments for capital expenditures as of the period ended June 30, 2004.

Cash used in operating activities during the six-month period ended June 30, 2004 was $46,141.  Cash flows from financing activities for the six-month period ended June 30, 2004 was $50,216.  Comparatively, cash used in operating activities during the six months ended June 30, 2003 was $23,211, and cash flows from financing activities was $0.

The Company has two lines of credit.  One line of credit is with Bank of America, and is fully-drawn for $50,000 which bears interest at prime plus 5.5% and is due June 2008.  The agreement is secured by all assets of the

Company and personally guaranteed by Terence Channon.  The other line of credit is with Fleet Small Business for $50,000, of which $50,000 has been drawn.  The line of credit is unsecured, bears interest at prime plus 5% and is due January 2005.  These lines of credit relate to the Company’s business operations that existed immediately prior to the Exchange.  As such, they were transferred to Terence Channon pursuant the agreement between the Company and Mr. Channon for the transfer of the Company’s historic assets and liabilities in exchange for the cancellation of 4,285,000 shares of our common stock owned by Mr. Channon.  The Company will not receive any future benefits and does not have any future obligations with respect to these lines of credit.

Our losses from operations are primarily attributable to costs of revenue and issuances of common stock for services rendered and to be rendered.  To address these causes, we:

1.

Focused more on more profitable consulting and domain name management services, and marketed our services to larger web development firms and advertising agencies in an effort to reduce customer acquisition costs.

2.

Promoted our bandwidth solution with a lower fixed monthly rate for services rather than higher incremental costs, and

3.

Continued to utilize lower cost offshore development, where appropriate, to reduce development costs.

We began providing Internet consultancy and management services in addition to development and design services.  Development and design services are lower-margin services because the hard cost of goods needed to complete the project is greater than in consultancy services.  For development services, additional hardware, software, and other licenses need to be purchased to successfully complete the project.   These necessary expenses subsequently reduce the profit for a particular development or design project.  Consultancy services are subject to minimal, if any, hard costs or expenses; therefore, they generally have a higher profit margin that development or design services.

As of June 30, 2004, we were exploring various options, including the growth of the Company through the restructuring of its core business, which could have involved a merger, acquisition, or spin-off with another company.  In July, 2004, we acquired Acies in a reverse merger transaction and control of the Company shifted to the former Acies shareholders.  Acies is engaged in the business of delivering payment processing solutions for the retail, restaurant, direct marketing, quick service restaurant, hospitality, supermarket, petroleum, financial services and healthcare industries.  Subsequent to the reverse merger, the Company transferred all of its assets and liabilities that existed immediately prior thereto to Terence Channon in exchange for Mr. Channon’s cancellation of 4,285,000 shares of common stock.  As a result of the acquisition of Acies and the transfer of its historical business operation, the Company changed its business focus to that of Acies.

It is imperative that we raise $7,000,000 of additional capital to fully implement our business plan and to continue with our current operations.

Prior to the Exchange, Acies obtained $500,000 of financing from seven (7) individuals.  The Company intends to raise the additional capital in one or more private placements of its common stock.  The Company intends to raise the additional capital in one or more private placements of its common stock.  The Company does not have any commitments or identified sources of additional capital from third parties or from the Company’s officers, directors or majority shareholders.  There is no assurance that additional financing will be available on favorable terms, if at all.  If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company’s ability to fully implement its business plan or to continue with its current operations.

RISK FACTORS

The Risk Factors set forth below relate to the business operations of Acies as the Company changed its business focus and is no longer engaged in the business of web site development and hosting and Internet consulting services.

Risks Related to Our Business

NEED FOR ADDITIONAL FINANCING.  The Company will need to raise $7,000,000 of additional financing during the next twelve (12) months to fully implement its business plan and to continue with its current operations.  Prior to the Exchange, Acies obtained $500,000 of financing from seven (7) individuals.  The Company intends to raise the additional capital in one or more private placements of its common stock.  The Company does not have any commitments or identified sources of additional capital from third parties or from the Company’s officers, directors or majority shareholders.  There is no assurance that additional financing will be available on favorable terms, if at all.  If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company’s ability to fully implement its business plan or to continue with its current operations.

DEPENDENCE ON AGREEMENTS WITH CREDIT CARD COMPANIES.  Acies' hardware, software and relationships are capable of operating on an automatic basis as the result of a nationwide credit card system.  By means of telephone lines and computers, this system links credit card companies, issuing banks and credit card processing firms throughout the United States allowing consumers to purchase products and services using credit cards.  Acies presently has agreements with credit card processors which authorize the use of various major credit cards in Acies’ machines.  In order for Acies to continue to have available the services of these credit card processors, Acies is required to meet certain conditions as provided in the agreements.  In the event Acies fails to meet these conditions, the credit card processors may automatically refuse to accept credit cards, in which case Acies' machines would be unable to process transactions.  The inability of Acies’ machines to process credit card transactions would have a material adverse effect on Acies’ business, operating results and financial condition.

DEPENDENCE ON TELECOMMUNICATIONS CARRIERS.  Acies’ processing system relies on its customers’ availability of a telecommunications service provider to transmit data.  Further, if Acies’ business grows, Acies itself will require additional telecommunications services to efficiently conduct its business.  An equipment failure affecting the systems of telecommunications service providers, whether Acies’ or its customers’, or telecommunications service providers’ inability to provide or expand  their current levels of service to Acies, could have a material adverse effect on Acies’ business, operating results and financial condition.

RELIANCE ON KEY MANAGEMENT.  The Company’s success depends upon the personal efforts and abilities of Oleg Firer, the Company’s and Acies’ Chief Executive Officer, Yakov Shimon, Acies’ Vice President, Merchant Operations, and Miron Guilliadov, Acies’ Vice President, Indirect Sales.  The Company’s ability to operate and implement its business plan is heavily dependent on the continued service of Messrs. Firer, Shimon and Guilliadov, and the Company’s ability to attract, retain and motivate other qualified personnel, particularly in the areas of sales, marketing and management for Acies.  The Company faces aggressive and continued competition for such personnel.  The Company cannot be certain that it will be able to attract, retain and motivate such personnel.  The loss of Mr. Firer, Mr. Shimon or Mr. Guilliadov or the Company’s inability to hire, retain and motivate qualified sales, marketing and management personnel for Acies would have a material adverse effect on the Company’s business and operations.

BECAUSE MESSRS. FIRER, SHIMON AND GUILLIADOV BENEFICIALLY OWN AN AGGREGATE of 86.7% OF THE COMPANY’S OUTSTANDING COMMON STOCK, THEY WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.  Oleg Firer, a Director of the Company and the Company’s President, Chief Executive Officer, Secretary and Treasurer, Yakov Shimon, Acies’ Vice President, Merchant Operations, and Miron Guilliadov, Acies’ Vice President, Indirect Sales, each beneficially own 28.9% (or an aggregate of 86.7%) of the issued and outstanding shares of the Company’s common stock.  Accordingly, they will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of Messrs. Firer, Shimon and Guilliadov may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

FUTURE GOVERNMENT REGULATION OF THE INTERNET.  Acies and its customers may be dependent upon the Internet regarding certain aspects of its business operations and Acies’ customers’ ability to perform electronic transactions over the Internet.  The United States Federal Communications Commission (the “FCC”) does not currently regulate companies that provide services over the Internet as it does common carriers or telecommunications service providers.  Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which the FCC has long-standing authority.  Compliance with future government regulation of the Internet could result in increased costs to Acies that would have a material adverse effect on Acies’ business, operating results and financial condition.

POTENTIAL LIABILITY FOR INFORMATION POSTED ON THE CORPORATE WEBSITE.  The legal obligations and potential liability of companies which provide information by means of the Internet are not well defined and are evolving.  Any liability of Acies resulting from information posted on, or disseminated through, its corporate website could have a material adverse effect on its business, operating results and financial condition.

Risks Related to Our Common Stock

IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.  If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)

actual or anticipated variations in our results of operations;

(2)

our ability or inability to generate new revenues;

(3)

increased competition; and

(4)

conditions and trends in the payment processing industry.

Further, because our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities.  On an on-going basis, we evaluate our estimates.  We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Going Concern

Our auditors expressed a going concern when rendering our audited financial statements for the year ended December 31, 2003. This expression of a going concern related to the Company’s historic business operations, the assets and liabilities of which were transferred to Terence Channon as discussed above, under the heading “Liquidity and Capital Resources”.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer, who also serves as our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceeding to which it is a party or to which its property is the subject of a pending legal proceeding.

ITEM 2.  CHANGES IN SECURITIES

(c)  In April 2004, the Company issued 1,000,000 shares of common stock to a director in consideration for services rendered as well as financial contributions made by the director on the Company’s behalf during 2003 and 2004.  The Company claims an  exemption  from  registration  afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to  information  that  would  be  included in a registration statement, took the shares  for  investment and not resale and the Company took appropriate measures to  restrict  transfer.

(e)  During the first quarter of 2004, 100,000 shares of the Company’s common stock were returned to the Company for cancellation by Stapleton Venture Corp.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the period covered by this report, however, our majority stockholders did amend our Articles of Incorporation on July 1, 2004, via signed written consent to action without a meeting, as discussed above in “Item 2. Management’s Discussion and Analysis or Plan of Operation”.

ITEM 5.  OTHER INFORMATION

On July 1, 2004, Stephen A. Day resigned as a Director of the Registrant.  On July 2, 2004, the Registrant’s Board of Directors appointed Oleg Firer as a Director to fill the vacancy created thereon due to Mr. Day’s resignation.  Also on July 2, 2004, Terence Channon resigned as the Registrant’s President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Registrant and John Willbur resigned as Secretary.  On that same day, the Registrant’s Board of Directors appointed Oleg Firer as the President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Registrant.

On July 13, 2004, The Registrant accepted the resignations of Terence Channon and John Willbur as Directors.  On July 15, 2004, the Registrant’s Board of Directors appointed Michael Beygelman as a Director to fill a vacancy thereon.  Mr. Beygelman will receive $5,000 per month (or $60,000 annually) as cash compensation and a one-time issuance of 951,456 shares of the Company’s common stock, par value $0.001 per share as equity compensation for his services as a Director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

Exhibit No.

Description

2.1

Exchange Agreement

(1)

3.1

Certificate of Amendment to Articles

of Incorporation

(2)

31

Certificate of the Chief Executive

Officer and Chief Financial Officer

pursuant to Section 302 of the Sarbanes-

Oxley Act of 2002

*

32

Certificate of the Chief Executive

Officer and Chief Financial Officer

                        pursuant to Section 906 of the Sarbanes-

                        Oxley Act of 2002

*

(1)

Filed as an exhibit to the Form 8-K/A filed on July 12, 2004.

(2)

Filed as an exhibit to the Form 8-K filed on July 9, 2004

 *

Filed Herein.

b)

REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

The Company filed the following three (3) reports on Form 8-K subsequent to the quarter for which this report is filed:

(1)

Form 8-K filed on July 9, 2004, to report a change in control, the acquisition and disposition of a significant amount of assets, an amendment to the articles of incorporation to increase the authorized shares of common stock, and the resignation and appointment of directors and officers.

(2)

Form 8-K/A, Amendment No. 1, filed on July 9, 2004, amending the initial Form 8-K filed on July 9, 2004, to correct certain typographical errors.

(3)

Form 8-K/A, Amendment No. 2, filed on July 12, 2004, amending the initial Form 8-K filed on July 9, 2004, to include the Exchange Agreement as Exhibit 2.1.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC SYNERGY, INC.

DATED: July 20, 2004                    By: /s/ Oleg Firer

                                             ------------------------

                                             Oleg Firer

                                             Chief Executive Officer and

                                             Chief Financial Officer