Form 10QSB
period 2004-09-30
ATLANTIC SYNERGY INC
filed 2004-11-12
CIK 1138462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _______________

COMMISSION FILE NO.:  000-49724

ATLANTIC SYNERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

91-2079553

(IRS Employer Identification No.)

14 Wall Street, Suite 1620, New York, New York 10005

(Address of principal executive offices)     (Zip code)

(800) 361-5540

(Issuer Telephone Number)

6 Avenue A

Fort Pierce, Florida 34950

(Former address)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2004, 35,865,207 shares of Common Stock of the issuer were outstanding.

TABLE OF CONTENTS

ITEM  1.  FINANCIAL STATEMENTS

3

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

7

Item 3. Controls and Procedures

11

PART II — OTHER INFORMATION

11

Item 1. Legal Proceedings

11

Item 2. Changes in Securities

12

Item 3. Defaults upon Senior Securities.

12

Item 4. Submission of Matters to a Vote of Security Holders.

12

Item 5. Other Information.

12

Item 6. Exhibits

13

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

ACIES, INC.

(formerly GM MERCHANT SOLUTIONS, INC.)

CONSOLIDATED BALANCE SHEET

September 30, 2004

ASSETS
Current Assets
Cash	$ 97,350
Accounts receivable, net	305,879
Total current assets	403,229
Deposit	36,042
Total Assets	$ 439,271

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 230,329
Accrued expenses	29,225
Note payable	200,000
Total current liabilities	459,554

Commitment and contingencies

Shareholders' deficit
Common stock, $.001 par value, 50,000,000 shares
authorized, 35,865,207 shares issued and outstanding	35,865
Additional paid in capital	2,305,597
Accumulated deficit	(2,361,745)
Total shareholders’ deficit	(20,283)
Total Liabilities and Shareholders’ Deficit	$ 439,271

ACIES, INC.

(formerly GM MERCHANT SOLUTIONS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six months Ended September 30, 2004 and 2003

	Three Months		Six Months
	2004	2003	2004	2003

Net revenues	$ 870,745	$ 247,279	$ 1,578,972	$ 383,783
Cost of revenues	713,123	192,989	1,313,507	283,342
Gross margin	157,622	54,290	265,465	100,441

General, administrative and selling	2,227,459	46,766	2,552,347	85,471

Operating income (loss)	(2,069,837)	7,524	(2,286,882)	14,970

Interest expense	(3,000)	-	(3,000)	-
Interest income	30	-	51	-
Net income (loss)	$ (2,072,807)	$ 7,524	$ (2,289,831)	$ 14,970

Net earnings (loss) per shares	$(0.06)	$0.00	$(0.07)	$0.00
Weighted average shares outstanding	32,402,493	25,321,906	32,083,651	25,321,906

ACIES, INC.

(formerly GM MERCHANT SOLUTIONS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended September 30, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (2,289,831)	$ 14,970
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock issued for services	1,610,437	-
Note payable issued for services	200,000	-
Changes in assets and liabilities:
Accounts receivable	(156,465)	(55,337)
Deposit	(36,042)	-
Accounts payable	87,307	34,934
Accrued expenses	24,097	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(560,497)	(5,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	650,000	-
Contribution to capital	-	5,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	650,000	5,000

NET INCREASE IN CASH	89,503	(433)
Cash, beginning of period	7,847	831
Cash, end of period	$ 97,350	$ 398

ACIES, INC.

(formerly GM MERCHANT SOLUTIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Acies, Inc. (“Acies”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies’ Annual Report filed with the SEC on Form 8-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 8-K have been omitted.

NOTE 2 – DEPOSIT

ACIES paid a security deposit of $36,042 on a seven year office lease.  The deposit is refundable at the end of the lease.

NOTE 3 – NOTE PAYABLE

On July 2, 2004, ACIES exchanged a $200,000 unsecured note payable bearing interest of 6%, payable in 12 months for services provided by M&A Capital Advisers in connection with ACIES’ reverse merger.

NOTE 4 – COMMON STOCK

On July 2, 2004, ACIES exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of Atlantic Synergy, Inc.’s (“ASGY”) common stock (the “Exchange”).  At closing, there were 19,105,000 issued and outstanding shares of common stock of ACIES.

In connection with, and subsequent to, the Exchange, ASGY transferred all of its assets held immediately prior to the Exchange, subject to all of ASGY’s then existing liabilities, to Terence Channon, ASGY’s former President and Chief Executive Officer, in consideration for Mr. Channon’s cancellation of 4,285,000 shares of ASGY common stock and the cancellation of 200,000 shares of ASGY common stock held by a third party.  Immediately after the issuance of shares to the ACIES shareholders and the anticipated cancellations, there were 29,235,656 shares of ASGY common stock issued and outstanding.

During the six months ended September 30, 2004, ACIES issued 5,201,456 shares of common stock to several individuals for services valued at $1,610,437.  3,201,456 of these shares valued at $1,072,937 were issued to related parties.

During the six months ended September 30, 2004, ACIES sold 1,428,095 shares of common stock to several individuals for proceeds of $650,000.

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

OVERVIEW

Acies (the “Company”), is engaged in the business of delivering payment processing and banking solutions to small, medium and large size merchants across the United States.

In July 2, 2004, the Company acquired approximately 99.2%, and subsequently thereto acquired the remaining 0.8%, of the issued and outstanding common stock of Acies, Inc. (“Acies”) in exchange for 26,150,000 newly issued shares of the Company’s common stock pursuant to an Exchange Agreement whereby Acies became a wholly-owned subsidiary of the Company (the “Exchange”).  As a result of the Exchange, control of the Registrant shifted to the former shareholders of Acies.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Net revenues increased $623,466 (or 252.13%) to $870,745 for the three months ended September 30, 2004, as compared to net revenues of $247,279 for the three months ended September 30, 2003.  The increase in net revenues was due to an increase in product revenue, service revenue from existing customers and Acies' accelerating acquisition of new merchant accounts.

Cost of revenues increased $520,134 (or 269.51%) to $713,123 for the three months ended September 30, 2004, as compared to cost of revenues of $192,989 for the three months ended September 30, 2003.  The increase in cost of revenues was attributed to an increase in product costs that resulted from an increase in product sales, and an increase in merchant processing costs that resulted from an increase in existing and new merchant processing revenue.

Gross margin increased $103,332 (or 190.33%) to $157,622 for the three months ended September 30, 2004, as compared to gross margin of $54,290 for the three months ended September 30, 2003.  The increase in gross margin is directly attributable to the increase in net revenues that was offset by the increase in costs of revenue.

General, administrative and selling ("G&A") expense increased $2,180,693 (or 4,663%) to $2,227,459 for the three months ended September 30, 2004, as compared to G&A expense of $46,766 for the three months ended September 30, 2003.  The increase in G&A expense was primarily attributable to issuance of common stock valued at $1,610,437 for services in connection with the Exchange, an increase in office lease expense from $9,000 for the quarter ended September 30, 2003 to $36,042 for quarter ended September 30, 2004, an increase in full-time employees and payroll expense from $0 for the quarter ended September 30, 2003 to $137,225 for the quarter ended September 30, 2004, $182,111 of financial advisory services and $18,615 of legal fees incurred in connection with the Exchange, and $55,759 for renovation and equipment for the New York office.

We had interest expense of $3,000 and interest income of $30 for the three months ended September 30, 2004, as compared to none for the three months ended September 30, 2003.

We had a net loss of $2,072,807 for the three months ended September 30, 2004, as compared to net income of $7,524 for the three months ended September 30, 2003.  The increase in net loss is directly attributable to G&A expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003

Net revenues increased $1,195,189 (or 311.42%) to $1,578,972 for the six months ended September 30, 2004, as compared to net revenues of $383,783 for the six months ended September 30, 2003.  The increase in net revenues was due to an increase in product revenue, service revenue from existing customers and Acies' accelerating acquisition of new merchant accounts.

Cost of revenues increased $1,030,165 (or 363.58%) to $1,313,507 for the six months ended September 30, 2004, as compared to cost of revenues of $283,342 for the six months ended September 30, 2003.  The increase in cost of revenues was attributed to an increase in product costs that resulted from an increase in product sales, and an increase in merchant processing costs that resulted from an increase in existing and new merchant processing revenue.

Gross margin increased $165,024 (or 164.30%) to $265,465 for the six months ended September 30, 2004, as compared to gross margin of $100,441 for the six months ended September 30, 2003.  The increase in gross margin is directly attributable to the increase in net revenues that was offset by the increase in costs of revenue.

General, administrative and selling ("G&A") expense increased $2,466,876 (or 2,886.21%) to $2,552,347 for the six months ended September 30, 2004, as compared to G&A expense of $85,471 for the six months ended September 30, 2003.  The increase in G&A expense was primarily attributable to issuance of common stock valued at $1,610,437 for services in connection with the Exchange, an increase in office lease expense from $18,000 for the six months ended September 30, 2003 to $72,084 for the six months ended September 30, 2004, an increase in full-time employees and payroll expense from $0 for the six months ended September 30, 2003 to $274,450 for the six months ended September 30, 2004, $382,111 of financial advisory services and $26,115 of legal fees incurred in the connection with the Exchange, and $55,759 for renovation and equipment for the New York office.

We incurred a cost of $23,000 to settle a lawsuit for the six months ended September 30, 2004.  We did not incur such an expense during the six months ended September 30, 2003.

We had interest expense of $3,000 and interest income of $51 for the six months ended September 30, 2004, as compared to none for the six months ended September 30, 2003.

We had a net loss of $2,289,831 for the six months ended September 30, 2004, as compared to net income of $14,970 for the six months ended September 30, 2003.  The increase in net loss is directly attributable to G&A expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

Net revenues increased $162,518 (or 22.95%) to $870,745 for the three months ended September 30, 2004, as compared to net revenues of $708,227 for the three months ended June 30, 2004.  The increase in net revenues was due to an increase in product revenue, service revenue from existing customers and Acies' accelerating acquisition of new merchant accounts.

Cost of revenues increased $112,739 (or 18.78%) to $713,123 for the three months ended September 30, 2004, as compared to cost of revenues of $600,384 for the three months ended June 30, 2004.  The increase in cost of revenues was attributed to an increase in product costs that resulted from an increase in product sales, and an increase in merchant processing costs that resulted from an increase in existing and new merchant processing revenue.

Gross margin increased $49,779 (or 46.16%) to $157,622 for the three months ended September 30, 2004, as compared to gross margin of $107,843 for the three months ended June 30, 2004.  The increase in gross margin is directly attributable to the increase in net revenues that was offset by the increase in costs of revenue.

General, administrative and selling ("G&A") expense increased $1,925,570 (or 637,84%) to $2,227,459 for the three months ended September 30, 2004, as compared to G&A expense of $301,889 for the three months ended June 30, 2004.  The increase in G&A expense was primarily attributable to issuance of common stock valued at $1,610,437 for services in connection with the Exchange, $182,111 of financial advisory services and $18,615 of legal fees incurred in connection with the Exchange, and $55,759 for renovation and equipment for the New York office.

We had interest expense of $3,000 and interest income of $30 for the three months ended September 30, 2004, as compared to $0.00 interest expense and $22 of interest income for the three months ended June 30, 2004.

We had a net loss of $2,072,807 for the three months ended September 30, 2004, as compared to net loss of $217,024 for the three months ended June 30, 2004.  The increase in net loss is directly attributable to G&A expense.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 2004 we had $(560,497) in cash flows used in operating activities, mostly attributed to the costs of the Exchange which took place on July 2, 2004.  During the same period, we had cash flows provided from financing activities of $650,000, due to the sale of our common stock.  We used this $650,000 as follows: $39,470 for office lease expense, $382,111 for financial advisory services and $26,115 of legal fees incurred in the connection with the Exchange, $23,000 to settle a lawsuit, $36,042 deposit to secure a seven years lease for the New York office and $55,759 for renovation and equipment for the New York office.

As a result of the above, our net cash position increased $89,503 during the period.

Our approximate contractual cash obligations at September 30, 2004 are outlined in the table below including our office rental obligations, as well as payments due under employment agreements. These cash obligations are expected to amount to approximately $48,000 per month for the following 12 months.

Payments Due by Period (in thousands)

Contractual Obligations	Total	quarter ending 12/31/04	1-3 years	4-5 years	After 5 years
Facilities Obligation: Office rental obligation	$ 857	$ 36	$ 493	$ 328	-

Employment Obligations: Employment Agreements	$ 862	$ 107	$ 755	-	-

	$1,719	$ 143	$1,248	$ 328	-

We also have a three-year marketing agreement with CMS to market CMS' authorization, processing and settlement of bankcard transaction services to merchants.  We have a production level of 150 accounts per month pursuant to the marketing agreement with production penalties.  If we do not meet the production level, we are required to pay $25 per account below the production level.

Acies paid a security deposit of $36,042 on a seven year office lease.  The deposit is refundable at the end of the lease.  On July 2, 2004, Acies issued a $200,000 unsecured note payable bearing interest of 6%, payable in 12 months for services provided by M&A Capital Advisers in connection with Acies’ reverse merger.

As of September 30, 2004, we had cash on hand of approximately $97,350.  This amount will not be sufficient to satisfy our operating requirements through the next 12 months unless we continue to generate operating revenues and collect our accounts receivable.  Further, to implement our business plan through September 30, 2005, we estimate that we will need an additional $1,000,000.  If we do not secure this additional debt or equity financing, we will be unable to fully develop our business plan.  We currently have no prospective financing sources and have no commitment for additional debt or equity financing.  We have no plan in place that will eliminate this risk.

We intend to raise additional funds from an offering of our stock in the future. We have not taken any steps to effect this offering.  The offering may not occur, or if it occurs, may not generate the required funding.  We may also consider securing debt financing.  We may not generate operating cash flow or raise other equity or debt financing sufficient to fund this amount.  If we don’t raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.  Acies recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Acies has two types of revenue.  Service revenue consists of credit card processing services which are recognized when the services are rendered.  Product revenue consists of sales of credit card terminals and is recognized at the point of sale, or when the product is shipped or installed.  Product revenue was $276,473 and $11,567 for fiscal years 2004 and 2003.  Service revenue was $993,594 and $7,367 for fiscal years 2004 and 2003.

Allowance for Doubtful Accounts.  Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On July 2, 2004, ACIES exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of Atlantic Synergy, Inc.’s (“ASGY”) common stock (the “Exchange”).  At closing, there were 19,105,000 issued and outstanding shares of common stock of ACIES.

In connection with, and subsequent to, the Exchange, ASGY transferred all of its assets held immediately prior to the Exchange, subject to all of ASGY’s then existing liabilities, to Terence Channon, ASGY’s former President and Chief Executive Officer, in consideration for Mr. Channon’s cancellation of 4,285,000 shares of ASGY common stock and the cancellation of 200,000 shares of ASGY common stock held by a third party.  Immediately after the issuance of shares to the ACIES shareholders and the anticipated cancellations, there were 29,235,656 shares of ASGY common stock issued and outstanding.

During the six months ended September 30, 2004, ACIES issued 5,201,456 shares of common stock to several individuals for services valued at $1,610,437.  3,201,456 of these shares valued at $1,072,937 were issued to related parties.

During the six months ended September 30, 2004, ACIES sold 1,428,095 shares of common stock to several individuals for proceeds of $650,000.

These shares were issued in reliance upon Section 4(2) of the 1933 Act in view of the following:

o	None of these issuances involved underwriters, underwriting discounts or commissions.

o	Restrictive legends are placed on all certificates issued.

o	The distribution did not involve general solicitation or advertising.

o	The distributions were made only to accredited investors or investors who were believed to be sophisticated enough to evaluate the risks of the investment.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

DEF 14C [html][text] 87 KB Other definitive information statements 2004-10-26

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number		Name and/or Identification of Exhibit
3		Articles of Incorporation & By-Laws *
	(a)	Articles of Incorporation of the Company.*
	(b)	By-Laws of the Company.*
31		Certification
32		Certification

* Incorporated by reference to the exhibits to the Company’s General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

Reports on Form 8-K

8-K	[html][text] 21 KB	Current report, items 7.01 and 9.01	2004-10-08	000-49724
8-K	[html][text] 16 KB	Current report, item 5.02	2004-10-08	000-49724
8-K/A	[html][text] 312 KB	[Amend]Current report, items 1, 2, 5, and 7	2004-07-28	000-49724
8-K/A	[html][text] 311 KB	[Amend]Current report, items 1, 2, 5, and 7	2004-07-23	000-49724
8-K/A	[html][text] 235 KB	[Amend]Current report, items 1, 2, 5, and 7	2004-07-12	000-49724
8-K/A	[html][text] 66 KB	[Amend]Current report, items 1, 2, 5, and 7	2004-07-09	000-49724
8-K	[html][text] 70 KB	Current report, items 1, 2, 5, and 7	2004-07-09

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 12, 2004

Atlantic Synergy, Inc. By: /s/ Oleg Firer —————————————— Oleg Firer Chief Executive Officer Chief Financial Officer