Form 10QSB/A
period 2004-09-30
ACIES CORP
filed 2004-12-14
CIK 1138462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____ to ______

COMMISSION FILE NO.: 000-49724

ACIES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

91-2079553

(IRS Employer Identification No.)

14 Wall Street, Suite 1620, New York, New York 10005

(Address of principal executive offices) (Zip code)

(800) 361-5540

(Issuer Telephone Number)

Atlantic Synergy, Inc.

(Former name)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 10, 2004, 38,265,207 shares of Common Stock of the issuer were outstanding.

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis or Plan of Operation

8

Item 3. Controls and Procedures

13

PART II — OTHER INFORMATION

14

Item 1. Legal Proceedings

14

Item 2. Changes in Securities

14

Item 3. Defaults upon Senior Securities

15

Item 4. Submission of Matters to a Vote of Security Holders

15

Item 5. Other Information

15

Item 6. Exhibits and Reports on Form 8-K

16

This Form 10-QSB/A, Amendment No. 1 is being filed to provide disclosure under the sections entitled “Item 3. Defaults Upon Senior Securities” regarding a note that was in default as of September 30, 2004, which default has been cured as of the filing of this report, and “Item 5. Other Information” regarding an amendment to the Registrant’s Bylaws, and to revise the disclosure under the sections entitled “Item 2. Changes in Securities,” “Item 4. Submission of Matters to a Vote of Security Holders,” and Item 6. Exhibits and Reports on Form 8-K.”

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.

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

NOTE 2 - DEPOSIT

ACIES paid a security deposit of $36,042 on a seven year office lease. The deposit is refundable at the end of the lease.

NOTE 3 - NOTE PAYABLE

On July 2, 2004, ACIES exchanged a $200,000 note payable bearing interest of 6%, payable in 12 months for services provided by M&A Capital Advisers in connection with ACIES’ reverse merger.  ACIES defaulted in August 2004, and agreed on November 17, 2004 for an extension in the time to repay to May 31, 2005 in exchange for 100,000 shares of ACIES common stock.  Further, if the note isn't timely repaid, the creditor may convert it to 1,400,000 shares of ACIES common stock.

NOTE 4 - COMMON STOCK

On July 2, 2004, ACIES exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of Atlantic Synergy, Inc.’s (“ASGY”) common stock (the “Exchange”). At closing, there were 19,105,000 issued and outstanding shares of common stock of ACIES.

In connection with, and subsequent to, the Exchange, ASGY transferred all of its assets held immediately prior to the Exchange, subject to all of ASGY’s then existing liabilities, to Terence Channon, ASGY’s former President and Chief Executive Officer, in consideration for Mr. Channon’s cancellation of 4,285,000 shares of ASGY common stock and the cancellation of 200,000 shares of ASGY common stock held by a third party. Subsequently, ASGY and such third party agreed not to cancel the 200,000 shares.  Immediately after the issuance of shares to the ACIES shareholders and the anticipated cancellation, there were 29,435,656 shares of ASGY common stock issued and outstanding.

During the six months ended September 30, 2004, ACIES issued 5,201,456 shares of common stock to several individuals for services valued at $1,610,437. 3,201,456 of these shares valued at $1,072,937 were issued to related parties.

During the six months ended September 30, 2004, ACIES sold 1,428,095 shares of common stock to several individuals for proceeds of $650,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

OVERVIEW

Acies Corporation (the “Company”), through its subsidiary Acies, Inc. (“Acies”), is engaged in the business of delivering payment processing and banking solutions to small, medium and large size merchants across the United States.

On July 2, 2004, the Company acquired approximately 99.2%, and subsequently thereto acquired the remaining 0.8%, of the issued and outstanding common stock of Acies in exchange for 26,150,000 newly issued shares of the Company’s common stock pursuant to an Exchange Agreement whereby Acies became a wholly-owned subsidiary of the Company (the “Exchange”). As a result of the Exchange, control of the Company shifted to the former shareholders of Acies.

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

We also have a three-year marketing agreement with Chase Merchant Services, L.L.C. (“CMS”) to market CMS' authorization, processing and settlement of bankcard transaction services to merchants. We have a production level of 150 accounts per month pursuant to the marketing agreement with production penalties. If we do not meet the production level, we are required to pay $25 per account below the production level.

Acies paid a security deposit of $36,042 on a seven year office lease. The deposit is refundable at the end of the lease. On July 2, 2004, Acies issued a $200,000 unsecured note payable bearing interest of 6%, payable within 30 days from the date of the close of the Exchange for services provided by M&A Capital Advisers in connection with Acies’ reverse merger.  The note became due on or about August 2, 2004, and was in default as of September 30, 2004.  On November 17, 2004, Acies and M&A Capital Advisers agreed to extend the due date of the note until May 31, 2004, as discussed below in Part II, under the heading “Item 3. Defaults upon Senior Securities”.  As a result of such agreement, Acies is no longer in default under the note.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

(c)  In July 2004, the Company issued an aggregate of 26,150,000 shares of its common stock which were not registered under the Securities Act to the former Acies shareholders pursuant to the Exchange.  The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act.

In July 2004, the Company issued 1,250,000 shares of its common stock that were not registered under the Act to an entity in consideration for consulting services that the entity provided to the Company in connection with various corporate transactions.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

In September 2004, the Company issued 951,456 shares of its common stock which were not registered under the Act to Michael Beygelman, a former Director of the Company, in consideration for his services as a Director of the Company.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

In September 2004, the Company issued an aggregate of 600,000 shares of its common stock which were not registered under the Act to four (4) individuals in consideration for $150,000 (or $0.25 per share).  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

In November 2004, the Company issued 1,500,000 shares of its common stock which were not registered under the Act to an entity as collateral for repayment of a $200,000 note payable issued by Acies to M&A Capital Advisers which bears interest of 6% per annum.  If Acies repays the note by May 31, 2004, the entity will return 1,400,000 shares of the common stock for cancellation.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

(e) In July 2004, in connection the Exchange, the Company transferred all of its assets held immediately prior to the Exchange, subject to all of the Company’s then existing liabilities, to Terence Channon, the Company’s former President and Chief Executive Officer, in consideration for Mr. Channon’s cancellation of 4,285,000 shares of the Company’s common stock.  The shares were canceled in October 2004.

Item 3. Defaults upon Senior Securities

(a)  As of September 30, 2004, Acies was in default on a $200,000 unsecured note payable to M&A Capital Advisers which bears interest of 6% per annum.  The principal and interest were due on or about August 2, 2004.  On November 17, 2004, the Company and M&A Capital Advisers agreed to extend the due date of the note until May 31, 2004.  Pursuant to the agreement, the Company issued 1,500,000 shares of its common stock to M&A Capital Advisers as collateral for repayment of the note.  If Acies does not repay the note in full by May 31, 2005, M&A Capital Advisers will keep the 1,500,000 shares of common stock.     If Acies repays the note in full by May 31, 2005, M&A Capital Advisers will return 1,400,000 shares of common stock to the Company and keep the remaining 100,000 shares of common stock.  As a result, Acies is no longer in default under the note.

Item 4. Submission of Matters to a Vote of Security Holders

On July 1, 2004, the majority stockholders consented to action without a meeting whereby the majority stockholders approved a change to the Company's Articles of Incorporation to increase the authorized shares to Fifty Million (50,000,000) shares of common stock, to reauthorize the par value of $.001 per share of common stock, to reauthorize 5,000,000 shares of preferred stock, and to reauthorize the par value of $.001 per share of preferred stock.  Of the 9,098,750 shares of the Company's common stock that were eligible to vote or give their signed written consent, shareholders representing 5,411,000 shares (or 59.5%) of the Company's common stock consented to the action.

Item 5. Other Information

In September 2004, the Company issued 951,456 shares of its common stock which were not registered under the Act to Michael Beygelman, a former Director of the Company, in consideration for his services as a Director of the Company.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

In September 2004, the Company issued an aggregate of 600,000 shares of its common stock which were not registered under the Act to four (4) individuals in consideration for $150,000 (or $0.25 per share).  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

Effective December 13, 2004, the Company’s Board of Directors, via signed written consent to action without a meeting, amended Article II, Section 2.01 of the Company’s Bylaws, as amended.  Prior to the amendment, Section 2.01 required, among other things, that the Company have at least two (2) Directors and no more than eight (8) Directors.  As amended, Section 2.01 requires, among other things, that the Company have at least one (1) and no more than eight (8) Directors.

Prior to the above amendment, Article II, Section 2.01 of the Bylaws read as follows after a previous amendment that was effective July 15, 2004:

“Section 2.01 Number, Tenure, and Qualification.  Except as otherwise provided herein, the Board of Directors of the corporation shall consist of at least Two (2) and no more than Eight (8) persons, who shall be elected at the annual meeting of the stockholders of the corporation and who shall hold office for Two (2) years or until his or her successor or successors are elected and qualify.  If, at any time, the number of the stockholders of the corporation is less than Fifty (50), the Board of Directors may consist of One (1) person.”

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Name and/or Identification of Exhibit

2.1	Exchange Agreement (1)
3.1	Certificate of Amendment to Articles of Incorporation (2)
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)

Filed as Exhibit 2.1 to the report on Form 8-K/A filed with the Commission on July 12, 2004, and incorporated herein by reference.

(2)

Filed as Exhibit 3.1 to the report on Form 8-K filed with the Commission on July 9, 2004, and incorporated herein by reference.

(3)

Filed herein.

(b)

Reports on Form 8-K

The Company filed the following five (5) reports on Form 8-K during to the quarter for which this report is filed:

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

(4)

Form 8-K/A, Amendment No. 3, filed on July 23, 2004, amending the initial Form 8-K filed on July 9, 2004, to provide audited financial statements and pro forma financial information.

(5)

Form 8-K/A, Amendment No. 4, filed on July 23, 2004, amending the initial Form 8-K filed on July 9, 2004, to include clarifying statements regarding the business operations of Acies, Inc. and Item 8., Change in Fiscal Year.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: December 14, 2004

Acies Corporation By: /s/ Oleg Firer Oleg Firer Chief Executive Officer Chief Financial Officer