Form 10QSB
period 2004-12-31
ACIES CORP
filed 2005-02-14
CIK 1138462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from __________ to ________.

Commission file number: 000-49724

ACIES CORPORATION

(Name of Small Business Issuer in its charter)

Nevada	91-2079553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Wall Street, Suite 1620, New York, New York 10005
(Address of principal executive offices)

(800) 361-5540
(Issuer's telephone number)

Atlantic Synergy, Inc.
(Former name)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: Yes  ☐ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2005, the issuer had 38,265,207 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes  ☐ No ☒

ACIES CORPORATION
DECEMBER 31, 2004 QUARTERLY REPORT ON FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ACIES, INC.
(formerly GM MERCHANT SOLUTIONS, INC.)
CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS
Current Assets
Cash	$915
Accounts receivable, net	476,126
Total current assets	477,041

Deposit	36,042
Fixed assets	18,713
Total Assets	$531,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$373,681
Accrued expenses	18,085
Stock payable	18,000
Note payable	100,000
Total current liabilities	509,766

Commitment and contingencies	-

Shareholders' Equity
Common stock, $.001 par value, 50,000,000 shares
authorized, 38,265,207 shares issued and outstanding	38,265
Additional paid in capital	2,760,851
Accumulated deficit	(2,777,086)
Total shareholders’ Equity	22,030
Total Liabilities and Shareholders’ Equity	$531,796

ACIES, INC.
(formerly GM MERCHANT SOLUTIONS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine months Ended December 31, 2004 and 2003

	Three Months		Nine Months
	2004	2003	2004	2003

Net revenues	$1,160,607	$378,035	$2,739,579	$761,818
Cost of revenues	924,290	272,378	2,237,797	555,719
Gross margin	236,317	105,657	501,782	206,099

General, administrative and selling	576,220	68,427	3,105,567	153,897

Operating income (loss)	(339,903)	37,230	(2,603,785)	52,202

Lawsuit settlement	-	-	(23,000)	-
Loss on extinguishment of debt	(72,447)	-	(72,447)	-
Interest expense	(3,000)	-	(6,000)	-
Interest income	9	-	61	-
Net income (loss)	$(415,341)	$37,230	$(2,705,171)	$52,202

Basic and diluted earnings (loss) per shares	$(0.01)	$0.00	$(0.09)	$0.00
Weighted average shares outstanding	7,433,686	25,321,906	1,890,301	25,321,906

ACIES, INC.
(formerly GM MERCHANT SOLUTIONS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,705,171)	$52,202
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock issued for services	1,835,437	-
Stock issued for refinancing charges	25,000	-
Stock issued for accrued interest	2,553	-
Loss on extinguishment of debt	72,447	-
Warrant expense	32,653	-
Note payable issued for services	200,000	-
Depreciation expense	1,866	-
Changes in assets and liabilities:
Accounts receivable	(326,711)	(135,844)
Deposit	(36,042)	-
Accounts payable	230,659	73,517
Stock payable	18,000	-
Accrued expenses	12,955	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(636,354)	(10,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(20,578)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	650,000	-
Contribution to capital	-	11,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	650,000	11,000

NET CHANGE IN CASH	(6,932)	875
Cash, beginning of period	7,847	831
Cash, end of period	$915	$1,706

Non-cash disclosures:
Stock for note payable and accrued interest	$102,522	$-

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

NOTE 2 - STOCK BASED COMPENSATION:

ACIES accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. ACIES granted 2,768,737 options to purchase common stock to employees in the nine months ending December 31, 2004. All options vest every quarter over 3 years, have an exercise price of $1.00 and expire 5 years from the date of grant. ACIES recorded compensation expense of $0 under the intrinsic value method during the nine months ended December 31, 2004.

The following table illustrates the effect on net income (loss) and net income (loss) per share if, ACIES had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Net income (loss) as reported	$(415,341)	$37,230	$(2,705,171)	$52,202
Add: stock based compensation determined under intrinsic value-based method	-	-	-	-
Less: stock based compensation determined under fair value- based method	(23,702)	-	(47,404)	-
Pro forma net loss	$(439,043)	$37,230	$(2,752,575)	$52,202
Basic and diluted net
loss per common share:
As reported	$(.01)	$.00	$(.09)	$.00
Pro forma	(.01)	.00	(.09)	.00

NOTE 3 - DEPOSIT

ACIES paid a security deposit of $36,042 on a seven year office lease. The deposit is refundable at the end of the lease.

NOTE 4 - NOTE PAYABLE

On July 2, 2004, ACIES exchanged a $200,000 unsecured note payable bearing interest of 6%, payable in 12 months for services provided by Public Company Management Corporation in connection with ACIES’ reverse merger.

During November 2004, ACIES defaulted on the $200,000 note payable. ACIES issued 1,400,000 shares of restricted common stock as collateral to extend the due date of the note until May 31, 2005. ACIES also issued 100,000 shares of common stock valued at $25,000 for refinancing charges.

During December 2004, ACIES converted $102,522 of the Public Company Management Corporation debt into 700,000 shares of common stock valued at $175,000. The difference was charged to loss on extinguishment of debt.

NOTE 5 - COMMON STOCK

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

During the nine months ended December 31, 2004, ACIES issued 6,101,456 shares of common stock to several individuals for services valued at $1,835,437. 3,201,456 of these shares valued at $1,072,937 were issued to related parties.

During the nine months ended December 31, 2004, ACIES sold 1,428,095 shares of common stock to several individuals for proceeds of $650,000.

During November 2004, ACIES issued 1,500,000 shares of restricted common stock as collateral for a note payable. In December 2004, 700,000 of the 1,500,000 shares were used for partial conversion of the note payable. See Note 4 for details.

NOTE 6 - SUBSEQUENT EVENT

During January 2005, ACIES sold 8,540,000 shares of common stock and 8,540,000 warrants to purchase common stock to several investors for a total proceeds of $1,067,500.

Item 2.  Management's Discussion and Analysis and Results of Operations
Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by ACIES Corporation, or any other person, that such forward-looking statements will be achieved. The business and operations of ACIES Corporation are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

OVERVIEW

Acies Corporation (the “Company”), through its subsidiary Acies, Inc. (“Acies”), is engaged in the business of delivering payment processing and online banking solutions to small, medium and large size merchants across the United States.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2003

Revenues

Net revenues increased $782,572 (or 307.01%) to $1,160,607 for the three months ended December 31, 2004, as compared to net revenues of $378,035 for the three months ended December 31, 2003. The increase in net revenues was due to an increase in product revenue, service revenue from existing customers and Acies' accelerating acquisition of new merchant accounts.

Cost of revenues increased $651,912 (or 339.34%) to $924,290 for the three months ended December 31, 2004, as compared to cost of revenues of $272,378 for the three months ended December 31, 2003. The increase in cost of revenues was attributed to an increase in product costs that resulted from an increase in product sales, and an increase in merchant processing costs that resulted from an increase in existing and new merchant processing revenue.

Gross margin increased $130,660 (or 223.66%) to $236,317 for the three months ended December 31, 2004, as compared to gross margin of $105,657 for the three months ended December 31, 2003. The increase in gross margin is directly attributable to the increase in net revenues that was offset by the increase in costs of revenue.

General, Administrative and Selling Expenses

General, administrative and selling ("G&A") expense increased $507,793 (or 842.09%) to $576,220 for the three months ended December 31, 2004, as compared to G&A expense of $68,427 for the three months ended December 31, 2003. The increase in G&A expense was primarily attributable to issuance of common stock valued at $225,000 for services in connection with the Exchange, an increase in office lease expense from $14,946 for the quarter ended December 31, 2003 to $36,153 for quarter ended December 31, 2004, an increase in full-time employees and payroll expense from $16,451 for the quarter ended December 31, 2003 to $101,358 for the quarter ended December 31, 2004, and an increase in legal expenses from $3,500 for the quarter ended December 31, 2003 to $9,469 for quarter ended December 31, 2004. In addition, the increase in G&A expense was attributable to an increase in insurance and public company compliance and administrative fees attributable to being public reporting company from $2,592 for the quarter ended December 31, 2003 to $33,873 for quarter ended December 31, 2004.

Interest Expenses

We had interest expense of $3,000 and interest income of $9 for the three months ended December 31, 2004, as compared to none for the three months ended December 31, 2003.

Net Loss

We had a net loss of $415,341 for the three months ended December 31, 2004, as compared to net income of $37,230 for the three months ended December 31, 2003. The increase in net loss is directly attributable to G&A expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2003

Revenues

Net revenues increased $1,977,761 (or 359.61%) to $2,739,579 for the nine months ended December 31, 2004, as compared to net revenues of $761,818 for the nine months ended December 31, 2003. The increase in net revenues was due to an increase in product revenue, service revenue from existing customers and Acies' accelerating acquisition of new merchant accounts.

Cost of revenues increased $1,682,078 (or 402.68%) to $2,237,797 for the nine months ended December 31, 2004, as compared to cost of revenues of $555,719 for the nine months ended December 31, 2003. The increase in cost of revenues was attributed to an increase in product costs that resulted from an increase in product sales, and an increase in merchant processing costs that resulted from an increase in existing and new merchant processing revenue.

Gross margin increased $295,683 (or 243.47%) to $501,782 for the nine months ended December 31, 2004, as compared to gross margin of $206,099 for the nine months ended December 31, 2003. The increase in gross margin is directly attributable to the increase in net revenues that was offset by the increase in costs of revenue.

General, Administrative and Selling Expenses

General, administrative and selling ("G&A") expense increased $2,951,670 (or 2,017.18%) to $3,105,567 for the nine months ended December 31, 2004, as compared to G&A expense of $153,897 for the nine months ended December 31, 2003. The increase in G&A expense was primarily attributable to issuance of common stock valued at $1,835,437 for services in connection with the Exchange, an increase in office lease expense from $28,626 for the nine months ended December 31, 2003 to $75,283 for the nine months ended December 31, 2004, an increase in full-time employees and payroll expense from $49,597 for the nine months ended December 31, 2003 to $274,450 for the nine months ended December 31, 2004, $382,111 of financial advisory services and $36,858 of legal fees incurred in the connection with the Exchange, and $55,759 for renovation and equipment for the New York office.

We incurred a cost of $23,000 to settle a lawsuit for the nine months ended December 31, 2004. We did not incur such an expense during the nine months ended December 31, 2003.

Interest Expenses

We had interest expense of $6,000 and interest income of $61 for the nine months ended December 31, 2004, as compared to none for the nine months ended December 31, 2003.

Net Loss

We had a net loss of $2,705,171 for the nine months ended December 31, 2004, as compared to net income of $52,202 for the nine months ended December 31, 2003. The increase in net loss is directly attributable to G&A expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Net revenues increased $289,862 (or 133.29%) to $1,160,607 for the three months ended December 31, 2004, as compared to net revenues of $870,745 for the three months ended September 30, 2004. The increase in net revenues was due to an increase in product revenue, service revenue from existing customers and Acies' accelerating acquisition of new merchant accounts.

Cost of revenues increased $211,167 (or 129.62%) to $924,290 for the three months ended December 31, 2004, as compared to cost of revenues of $713,123 for the three months ended September 30, 2004. The increase in cost of revenues was attributed to an increase in product costs that resulted from an increase in product sales, and an increase in merchant processing costs that resulted from an increase in existing and new merchant processing revenue.

Gross margin increased $78,695 (or 149.93%) to $236,317 for the three months ended December 31, 2004, as compared to gross margin of $157,622 for the three months ended September 30, 2004. The increase in gross margin is directly attributable to the increase in net revenues that was offset by the increase in costs of revenue.

General, Administrative and Selling Expenses

General, administrative and selling ("G&A") expense decreased $1,651,239 (or 386.56%) to $576,220 for the three months ended December 31, 2004, as compared to G&A expense of $2,227,459 for the three months ended September 30, 2004. The decrease in G&A expense was primarily attributable to decrease in issuance of common stock for services from $1,610,437 for three months ended September 30,2004 to $225,000 for three months ended December 31, 2004, all of which directly contributed to the Exchange. In addition, the decrease in G&A expense was attributable to a decrease of financial advisory services from $182,111 for three months ended September 30, 2004 to $0 for three months ended December 2004 and decrease in legal fees from $18,615 for three months ended September 30, 2004 to $9,469 for three months ended December 31, 2004.

Interest Expenses

We had interest expense of $3,000 and interest income of $9 for the three months ended December 31, 2004, as compared to $3,000 interest expense and $30 of interest income for the three months ended September 30, 2004.

Net Loss

We had a net loss of $415,341 for the three months ended December 31, 2004, as compared to net loss of $2,072,807 for the three months ended September 30, 2004. The decrease in net loss is directly attributable to G&A expense. Interest expense increase is primarily attributable to the note that was issued to Public Company Management Corporation in connection with the Exchange Agreement. During December 2004, ACIES converted $102,522 of Public Company Management Corporation debt into 700,000 shares of common stock valued at $175,000. The difference was charged to loss on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 2004 we had $636,354 in cash flows used in operating activities, mostly attributed to the costs of the Exchange which took place on July 2, 2004. During the same period, we had cash flows provided from financing activities of $650,000, due to the sale of our common stock. We used this $650,000 as follows: $75,283 for office lease expense, $382,111 for financial advisory services and $36,858 of legal fees incurred in the connection with the Exchange, $23,000 to settle a lawsuit, $36,042 deposit to secure a seven years lease for the New York office and $55,759 for renovation and equipment for the New York office.

As a result of the above, our net cash position decreased $6,932 during the period.

Our approximate contractual cash obligations at December 31, 2004 are outlined in the table below including our office rental obligations, as well as payments due under employment agreements. In addition to the expenses outline in a table below, our total non-contractual payroll expenses are approximately $221,000 per annum. Including non-contractual expenses, our total cash obligations are expected to amount to approximately $66,420 per month for the following 12 months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	quarter ending 03/31/05	1-3 years	4-5 years	After 5 years
Facilities Obligation:	$857	$36	$493	$328	-
Office rental obligation
Employment Obligations:	$862	$107	$755	-	-
Employment Agreements	$1,719	$143	$1,248	$328	-

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

Acies paid a security deposit of $36,042 on a seven-year office lease. The deposit is refundable at the end of the lease. On July 2, 2004, Acies issued a $200,000 unsecured note payable bearing interest of 6%, payable within 30 days from the date of the close of the Exchange for services provided by Public Company Management Corporation in connection with Acies’ reverse merger.  The note became due on or about August 2, 2004, and was in default as of December 31, 2004.  On November 17, 2004, Acies and Public Company Management Corporation agreed to extend the due date of the note until May 31, 2004, as discussed below in Part II, under the heading “Item 3. Defaults upon Senior Securities”.  As a result of such agreement, Acies is no longer in default under the note.

As of December 31, 2004, we had cash on hand of approximately $915. On December 28, 2004 Acies entered into a financing agreement with institutional and high net worth individuals to finance Acies in an amount of up to $1,000,000. During January 2005, Acies completed financing transaction for total proceeds of $1,067,500.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. Acies recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Acies has two types of revenue. Service revenue consists of credit card processing services which are recognized when the services are rendered. Product revenue consists of sales of credit card terminals and is recognized at the point of sale, or when the product is shipped or installed. Product revenue was $51,080 and $60,995 for fiscal years 2004 and 2003. Service revenue was $1,102,669 and $317,040 for fiscal years 2004 and 2003.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There was no significant change in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2004, the Company issued 1,500,000 shares of its common stock which were not registered under the Securities Act of 1933, as amended, to an entity as collateral for repayment of a $200,000 note payable issued by Acies to Public Company Management Corporation which bears interest of 6% per annum.  If Acies repays the note by May 31, 2005, the entity will return 1,400,000 shares of the common stock for cancellation.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

On February 3, 2005, the Company entered into a Securities Purchase Agreement pursuant to which it sold and issued 8,540,000 shares of common stock, par value $.0001 per share (the "Common Stock"), and common stock purchase warrants to purchase 8,540,000 shares of our common stock to several accredited investors who are a party to the Securities Purchase Agreement for an aggregate purchase price of $1,067,500. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

As of September 30, 2004, Acies was in default on a $200,000 unsecured note payable to Public Company Management Corporation which bears interest of 6% per annum.  The principal and interest were due on or about August 2, 2004.  On November 17, 2004, the Company and Public Company Management Corporation agreed to extend the due date of the note until May 31, 2005.  Pursuant to the agreement, the Company issued 1,500,000 shares of its common stock to Public Company Management Corporation as collateral for repayment of the note.  If Acies does not repay the note in full by May 31, 2005, Public Company Management Corporation will keep the 1,500,000 shares of common stock.     If Acies repays the note in full by May 31, 2005, Public Company Management Corporation will return 1,400,000 shares of common stock to the Company and keep the remaining 100,000 shares of common stock.  As a result, Acies is no longer in default under the note.

Item 4. Submission of Matters to a Vote of Security Holders

On November 16, 2004, the Majority Stockholders of the Company voted an aggregate of 30,373,126 shares (or 84.7%) of the 36,765,207 then outstanding shares of the Company’s common stock, pursuant to a written consent to action without a meeting, to remove Michael Beygelman and Harry Fienberg as Directors of the Company, effective as of November 16, 2004.

Effective November 18, 2004, the Company amended its Articles of Incorporation to change its name from Atlantic Synergy, Inc. to Acies Corporation.  Of the 41,650,207 shares of the Company’s common stock outstanding as of the record date on October 1, 2004, 26,797,530 shares (64.3%) voted pursuant to a written consent to action without a meeting of majority shareholders, to approve the amendment.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
31.1	Certification by Oleg Firer, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification by Oleg Firer, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(b) Reports on Form 8-K.

The Company filed the following three (3) reports on Form 8-K during to the quarter for which this report is filed:

Form 8-K filed on November 18, 2004 to report an amendment to the articles of incorporation to change the Company’s name from Atlantic Synergy, Inc. to Acies Corporation, and the return of shares of the Company’s common stock for cancellation by the Company’s former Chief Executive Officer.

Two Form 8-Ks filed on October 8, 2004 to report the appointment of Harry Feinberg to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February 2005.

ACIES CORPORATION

By:	/s/ Oleg Firer
Oleg Firer, Chief Executive Officer and Chief Financial Officer