Form 10KSB/A
period 2003-12-31
ACIES CORP
filed 2005-04-20
CIK 1138462

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

                        Commission File Number 000-49724

                                ACIES CORPORATION
                                -----------------



                   NEVADA                                  91-2079553
          -----------------------                       ---------------
      (State of other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification Number)



14 Wall Street, Suite 1620, New York, NY                    10005
----------------------------------------                -------------
              (Address)                                   (Zip Code)

                                 (800) 361-5540
                                 --------------
                (Issuer's telephone number, including area code)

                             Atlantic Synergy, Inc.
                                   6 Avenue A
                           Fort Pierce, Florida 34950
                           --------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Title of each class Name of each exchange on which registered

           Securities Registered Pursuant to Section 12(g) of the Act:
                                     COMMON

                                (Title of class)

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

* Industry Analysis. We believe the Internet is becoming an integral part of many people's lives. We believe that individuals and businesses are increasingly using the Internet to find information, communicate and conduct business.

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

Specific niche of services. We strictly focus on a core group of services, including strategic planning, project management, web site implementation and design, and specific Internet marketing elements, such as search engine optimization, consulting, and affiliate marketing management. Our competitors tend to want to be everything to everyone and offer a wider array of services, including telecommunications, bandwidth, standardized hosting, e- mail marketing. Our competitive advantage is that we do not spread ourselves too thin in terms of our resources and knowledge and our expertise in our core services is greater than if we were to provide a wider array of services.

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

(3)   Availability of filings

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1- 800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

As of December 31, 2003, there are 1,995,250 shares of our common stock held by non-affiliates and 6,103,500 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. Of the shares owned by non- affiliates, all are currently freely transferable. The remaining shares may be resold under Rule 144. However, 5,668,500 of the shares held by affiliates and former affiliates are subject to a lock up letter restricting their resale until the earlier of:

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

We experienced a net loss of $154,025, or $0.02 per share, for the year ended December 31, 2003 compared to $234,537, or $0.04 per share, for the same period in 2002. This represented a 34% narrower loss period over period. Our net loss for the three- month period ended December 31, 2003 was $53,425, an increase of 84.6% from our net loss for the period ended December 31, 2002 of $28,954.

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

We have begun providing Internet consultancy and management services in addition to development and design services. Development and design services are lower-margin services because the hard cost of goods needed to complete the project is greater than in consultancy services. For development services, additional hardware, software, and other licenses need to be purchased to successfully complete the project. These necessary expenses subsequently reduce the profit for a particular development project. Consultancy services are subject to minimal, if any, hard costs or expenses, therefore resulting in higher profits as opposed to the more labor-intensive, material- intensive development services.

We will continue to increase focus as a business-to-business, third party service rather than a front-end, retail oriented business. The probable impact will be a reduction in marketing expenses, as we have found the cost of marketing to companies, as a third-party is less than that of marketing to the retail segment of the population. We acknowledge that this may impact our retail services. We will place a greater focus on business-to- business consulting and will need to expand the skills horizon of our staff to deal with the needs of out target customers.

Item 7. Financial Statements.

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                      PAGE



Independent Auditor's Report                            F-1

Balance Sheets                                          F-2

Income Statements                                       F-3

Statement of Stockholders' Equity                       F-4

Statement of Cash Flows                                 F-5

Footnotes                                               F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

March 2, 2004

                             ATLANTIC SYNERGY, INC.
                           (Formerly TerenceNet, Inc.)
                                  BALANCE SHEET
                                December 31, 2003

                                     ASSETS



Current assets
  Cash                                                  $        178
  Accounts receivable, less allowance for doubtful
    accounts of $20,885                                       39,408
  Inventory                                                    2,346
                                                        ------------
    Total current assets                                      41,932

Property and equipment, net                                    3,559

Investments                                                   11,215
                                                        ------------
                                                        $     56,706
                                                        ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                      $      7,681
  Line of credit                                              50,000
  Credit card payables                                        71,631
                                                        ------------
     Total current liabilities                               129,312

Commitments

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 5,000,000 shares              --
  authorized, no shares issued and outstanding
  Common stock, $.001 par value, 20,000,000 shares
  authorized, 8,098,750 shares issued and outstanding          8,099
Additional paid in capital                                   382,299
Accumulated deficit                                         (463,004)
                                                        ------------
  Total Stockholders' deficit                                (72,606)
                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $     56,706
                                                        ============

                             ATLANTIC SYNERGY, INC.
                           (Formerly TerenceNet, Inc.)
                            STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,



                                            2003           2002
                                        -----------    -----------
Revenues:
  Services                              $   288,484    $   209,058
  Products                                  144,900             --
                                        -----------    -----------
                                            433,384        209,058

Cost of revenues                            165,288        155,200
                                        -----------    -----------

  Gross margin                              268,096         53,858

Cost and Expenses:
  General, selling and administrative       323,054        114,228
  Bad debts                                  94,242          5,470
  Non-cash stock compensation                    --        171,750
                                        -----------    -----------
                                            417,295        291,448
                                        -----------    -----------

Loss from operations                       (149,199)      (237,590)

Interest income                                 199          3,406
Interest expense                             (5,025)          (353)
                                        -----------    -----------
Net loss                                $  (154,025)   $  (234,537)
                                        ===========    ===========
Net loss per share:
  Net loss basic and diluted            $     (0.02)   $     (0.04)
                                        ===========    ===========
Weighted average shares outstanding:
  Basic and diluted                       8,034,375      6,415,178
                                        ===========    ===========

                             ATLANTIC SYNERGY, INC.
                           (formerly TerenceNet, Inc.)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2003 and 2002


                                 Common stock            Additional
                                                          paid in       Accumulated     Subscription
                             Shares         Amount        capital         deficit        receivable        Total
                          ------------   ------------   ------------    ------------    ------------    ------------
Balance,
  December 31, 2001          5,350,000   $      5,350   $     95,923    $    (74,442)   $    (10,000)   $     16,831

Sale of common stock         1,053,750          1,054        104,321              --              --         105,375

Issuance of common
  stock to for services      1,450,000          1,450        160,300              --              --         161,750

Subscription                        --             --             --              --          10,000          10,000
receivable

Net loss                            --             --       (234,537)             --        (234,537)
                          ------------   ------------   ------------    ------------    ------------    ------------
Balance,
  December 31, 2002          7,853,750          7,854        360,544        (308,979)             --          59,419

Shares for                     245,000            245         21,755              --              --          22,000
services

Net loss                            --             --             --        (154,025)             --        (154,025)
                          ------------   ------------   ------------    ------------    ------------    ------------
Balance,
  December 31, 2003          8,098,750   $      8,099   $    382,299    $   (463,004)   $         --    $    (72,606)
                          ============   ============   ============    ============    ============    ============

                             ATLANTIC SYNERGY, INC.
                           (formerly TerenceNet, Inc.)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                        2003            2002
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $   (154,025)   $   (234,537)
Adjustments to reconcile net deficit to cash used
  by operating activities:
Depreciation and amortization                              1,200           1,925
Bad debts                                                 94,242           5,470
Common stock for services                                 22,000         171,750
Net change in:
  Accounts receivable                                   (107,031)        (12,803)
  Accounts payable                                        71,956          (3,628)
  Inventory                                               (2,346)             --
                                                    ------------    ------------

CASH FLOWS USED IN OPERATING ACTIVITIES                  (74,004)        (71,823)
                                                    ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of investments                                 (2,001)         (7,464)
                                                    ------------    ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of common stock                                        --         105,375
  Increase in line of credit                              50,000              --
                                                    ------------    ------------

NET INCREASE (DECREASE) IN CASH                          (26,005)         26,088
Cash, beginning of period                                 26,183              95
                                                    ------------    ------------
Cash, end of period                                 $        178    $     26,183
                                                    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $      5,025    $        353
  Income taxes paid                                 $         --    $         --

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

Deferred income taxes consist of the following at December 31, 2003:

Long-term:
  Deferred tax assets                              $  80,000
  Valuation allowance                                (80,000)
                                                   ---------
                                                   $      --
                                                   =========

The valuation allowance increased $44,000 during the year ended December 31, 2003.

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

                                    PART III

Item 8A.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered during 2003 and 2002:


FEE CATEGORY                    FISCAL 2003   FISCAL 2002
------------------              ------------  ------------
Audit Fees                      $     10,000   $     8,550
Audit-Related Fees                         -             -
Tax Fees                                   -             -
All Other Fees                             -             -
                                ------------  ------------
Total Fees                      $     10,000   $     8,550
                                ============  ============



Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Malone & Bailey in connection with statutory and regulatory filings or engagements. Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.


Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ACIES CORPORATION




                           Date: April 20, 2005


                           By: /s/ Oleg Firer
                               -------------------
                               Oleg Firer
                               Chief Executive Officer and Chief
                               Financial Officer


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