Form 10QSB/A
period 2004-03-31
ACIES CORP
filed 2005-04-20
CIK 1138462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 1

                                   (Mark One)

                   |X| QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

                                       or

                  |_| TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission File Number: 000-49724

                                Acies Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

           Nevada                                   91-2079553
           -------                                  ----------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

              14 Wall Street, Suite 1620, New York, New York 10005
                                ----------------
                    (Address of principal executive offices)

                                 (800) 361-5540
                                ----------------
              (Registrant's telephone number, including area code)

                             Atlantic Synergy, Inc.
                                   6 Avenue A
                           Fort Pierce, Florida 34950
                           --------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 21, 2004, the Registrant had 8,998,750 shares of common stock outstanding.

 ACIES CORPORATION (formerly ATLANTIC SYNERGY, INC.)

Table of Contents

                                                                            Page

PART I - FINANCIAL INFORMATION                                                 3

 Item 1. Financial Statements

   Balance Sheet                                                               4

   Statement of Operations                                                     5

   Statement of Cash Flows                                                     6

   Notes to Financial Statements                                               7

 Item 2. Management's Discussion and Plan of Operation                         8

 Item 3. Controls and Procedures

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings                                                    10

 Item 2. Changes in Securities and Use of Proceeds                            10

 Item 3. Defaults Upon Senior Securities                                      10

 Item 4. Submission of Matters to a Vote of Security Holders                  10

 Item 5. Other Information                                                    10

 Item 6. Exhibits                                                             10

SIGNATURES                                                                    11

CERTIFICATIONS                                                                11

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

                             ATLANTIC SYNERGY, INC.

                                  BALANCE SHEET

                                 March 31, 2004

                                   (Unaudited)

                                     ASSETS
Current assets:
 Cash                                                                                                   $   1,221
 Marketable securities, available for sale                                                                  9,423
 Accounts receivable, net of allowance for doubtful accounts of $22,885                                    14,641
                                                                                                        ---------

   Total current assets                                                                                    25,285
Property and equipment, net                                                                                 3,259
                                                                                                        $  28,544
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                                                                          12,861
 Lines of credit                                                                                           99,320
 Credit card payable                                                                                       73,809
                                                                                                        ---------
   Total current liabilities                                                                              185,990
STOCKHOLDERS' DEFICIT:
 Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding               --
 Common stock, $.001 par value, 20,000,000 shares authorized, 8,098,750 shares issued and outstanding       8,099
Additional paid in capital                                                                                382,299
Accumulated deficit                                                                                      (547,844)
                                                                                                        ---------
 Total stockholders' deficit                                                                             (157,446)
                                                                                                        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                             $  28,544

                             ATLANTIC SYNERGY, INC.

                             STATEMENT OF OPERATIONS

                    For the Three Months Ended March 31, 2004

                                   (Unaudited)

                                                       2004            2003

Revenues                                            $    90,067    $    89,058
Cost of revenues                                         77,553         39,717
                                                    -----------    -----------
                                                         12,514         49,341
Cost and Expenses:
 General, selling and administrative                     91,909         56,432
 Depreciation and amortization                              300            300
                                                    -----------    -----------
                                                         92,209         56,732
                                                    -----------    -----------
Loss from operations                                    (79,695)        (7,391)
Interest expense                                          5,145            425
                                                    -----------    -----------
Net loss                                                (84,840)        (7,816)
Other Comprehensive Income:
 Unrealized gain on available for sale securities            --         12,566
                                                    -----------    -----------
Comprehensive income (loss)                         $   (84,840)   $     4,750
Net loss per share:
 Net loss basic and diluted                         $     (0.01)   $     (0.00)
Weighted average shares outstanding:
 Basic and diluted                                    8,098,750      7,926,250

                             ATLANTIC SYNERGY, INC.

                             STATEMENT OF CASH FLOWS

                        Three Months Ended March 31, 2004

                                   (Unaudited)

                                                                               2004       2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $(84,840)   $ (7,816)
                                                                             --------    --------
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization                                                     300         300
Stock received for services                                                        --      (3,750)
Common stock issued for services                                                   --      18,000
Net change in:
 Accounts receivable                                                           24,767     (33,414)
 Other                                                                          4,138          --
 Accounts payable and credit card payable                                       7,358       6,512
                                                                             --------    --------
CASH FLOWS USED IN OPERATING ACTIVITIES                                       (48,277)    (20,169)
                                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds line of credit, net                                                   49,319          --
                                                                             --------    --------
NET INCREASE IN CASH                                                            1,042      26,183
Cash, beginning of period                                                         179     (20,169)
                                                                             --------    --------
Cash, end of period                                                          $  1,221    $  6,014
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                                                               $     --    $    425
 Income taxes paid                                                           $     --    $     --

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

NOTE 2 - LINES OF CREDIT

During the three month period ended March 31, 2004, the Company obtained a second line of credit totaling $50,000. The note is unsecured, bears interest at prime plus 5% and is due January 2005.

NOTE 3 - SUBSEQUENT EVENT

In April 2004, the Company issued 1,000,000 shares of common stock to a director for services rendered. The shares will be valued using the closing price on the date issued and expensed.

Item 2. Management's Discussion and Results of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

We provide e-business consulting, business deployment, custom website and web-based software development, and e-business research and testing services to small and medium-size businesses.

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

However, this offering may not occur, or if it occurs, may not rise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing. We do have two credit lines. We have a credit line with Bank of America which is fully-drawn for $50,000 which bears interest at prime plus 5.5% and is due June 2008. The agreement is secured by all assets of the Company and personally guaranteed by the Company's majority stockholder. We also have a credit line with Fleet Small Business for $50,000, of which $49,132 has been drawn. The line of credit is unsecured, bears interest at prime plus 5% and is due January 2005.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." These rules state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company's common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure--an amendment of Financial Accounting Standards Board Statement No. 123." This statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our financial position.

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

Item 2. Changes in Securities and Use of Proceeds.

In April 2004, the Company issued a director 1,000,000 shares of common stock in consideration for services rendered as well as financial contributions on the Company's behalf during 2003 and 2004. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

During the first quarter of 2004, 100,000 shares of the Company's common stock were returned to the Company for cancellation by Stapleton Venture Corp.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

Exhibit No.       Description

3.1               Articles of Incorporation (1)

3.2               Bylaws (1)

31 Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32 Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

                            Acies Corporation
                            -----------------
                              (Registrant)

                            By: /s/ Oleg Firer
                                --------------
                                Oleg Firer
                            Chief Executive Officer and Chief Financial Officer

                            Date: April 20, 2005