Form 10QSB/A
period 2004-06-30
ACIES CORP
filed 2005-04-20
CIK 1138462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 1

                                   (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

         For the transition period from _____________ to _______________

                        Commission file number 000-49724

                               ACIES CORPORATION.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                    91-2079553
-------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

              14 Wall Street, Suite 1620, New York, New York 10005
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (800) 361-5540
                         -------------------------------
                         (Registrant's telephone number)

                             Atlantic Synergy, Inc.
                                   6 Avenue A
                           Fort Pierce, Florida 34950
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ATLANTIC SYNERGY, INC.

                                  BALANCE SHEET

                                  June 30, 2004

                                   (Unaudited)

                                     ASSETS
Current assets
 Cash                                                                 $   4,253
 Marketable securities, available for sale                                5,812
   Total current assets                                                  10,065
Property and equipment, net                                               2,959
TOTAL ASSETS                                                          $  13,024
                                                                      ---------
                   LIABILITIES AND STOCKHOLDERS' DEFIIT
Current liabilities:
 Accounts payable                                                     $  18,014
 Credit cards payable                                                    72,507
 Line of credit                                                         100,216
                                                                      ---------
   Total current liabilities                                            190,737
                                                                      ---------
STOCKHOLDERS' DEFICIT:
 Preferred stock, $.001 par value, 5,000,000 shares                          --

   Authorized, no shares issued and outstanding
 Common stock, $.001 par value, 20,000,000 shares                         9,099

   Authorized, 9,098,750 shares issued and outstanding
Additional paid in capital                                              481,299
Accumulated deficit                                                    (668,111)
                                                                      ---------
 Total Stockholders' Deficit                                           (177,713)
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  13,024
                                                                      ---------

                             ATLANTIC SYNERGY, INC.

                             STATEMENT OF OPERATIONS

                    Three and Six Months Ended June 30, 2004

                                   (Unaudited)

                                            Three Months Ended               Six Months Ended
                                                 June 30,                       June 30,
                                           2004           2003           2004           2003
Revenues                               $    69,069    $   142,590    $   159,136    $   229,766
Cost of revenues                            38,060         64,861        115,613        104,578
                                       -----------    -----------    -----------    -----------
Gross profit                                31,009         77,729         43,523        125,188
                                       -----------    -----------    -----------    -----------
Cost and expenses:
General and administrative                 144,634         98,567        236,544        154,998
Depreciation                                   300            300            600            600
                                       -----------    -----------    -----------    -----------
                                           144,934         98,867        237,144        155,598
                                       -----------    -----------    -----------    -----------
Loss from operations                      (113,925)       (21,138)      (193,621)       (30,410)
Other income (expense)
 Interest expense                           (2,730)          (232)        (7,875)          (658)
 Other income                                   --            849             --          2,730
                                       -----------    -----------    -----------    -----------
                                            (2,730)           617         (7,875)         2,072
                                       -----------    -----------    -----------    -----------
Net loss                                  (116,655)       (20,521)      (201,496)       (28,338)
Comprehensive Income (Loss):
 Unrealized gain on available
   for sale securities                      (3,611)        (3,352)        (3,611)         9,576
                                       -----------    -----------    -----------    -----------

Comprehensive loss                     $  (120,266)   $   (23,873)   $  (205,107)   $   (18,762)
                                       -----------    -----------    -----------    -----------
Net loss per share:
 Basic and diluted                     $     (0.01)   $     (0.00)   $     (0.02)   $     (0.00)
                                       -----------    -----------    -----------    -----------
Weighted average shares outstanding:
 Basic and diluted                       8,765,417      8,078,750      8,320,972      8,002,500
                                       -----------    -----------    -----------    -----------

                             ATLANTIC SYNERGY, INC.

                             STATEMENT OF CASH FLOWS

                     For the Six Months Ended June 30, 2004

                                   (Unaudited)

                                                                                2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $(201,496)   $ (28,338)
Adjustments to reconcile net deficit to cash used by operating activities:
 Depreciation                                                                      600          600
 Bad debts                                                                          --       17,000
 Common stock received for services                                                 --       (3,751)
 Common stock issued for services                                              100,000       18,000
Net change in:
 Accounts receivable                                                            39,408      (86,744)
 Other assets                                                                    4,138       (1,833)
 Accounts payable                                                               10,333       61,855
 Credit cards payable                                                              876           --
                                                                             ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES                                        (46,141)     (23,211)
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds line of credit, net                                                    50,216           --
                                                                             ---------    ---------
NET INCREASE (DECREASE) IN CASH                                                  4,075      (23,211)
Cash, beginning of period                                                          178       26,183
                                                                             ---------    ---------
Cash, end of period                                                          $   4,253    $   2,972
                                                                             ---------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                                                               $   7,875    $     658
                                                                             ---------    ---------
 Income taxes paid                                                           $      --    $      --
                                                                             ---------    ---------

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

NOTE 3 - COMMON STOCK

In April 2004, the Company issued 1,000,000 shares of common stock to a director for services rendered. The shares were valued at $0.10 per share or $100,000 which is the closing price on the date issued.

NOTE 4 - SUBSEQUENT EVENT

On July 2, 2004, the Company acquired approximately 99.2%, and subsequently thereto acquired the remaining 0.8%, of the issued and outstanding common stock of Acies, Inc., formerly GM Merchant Solutions, Inc., a Nevada corporation ("Acies"), in exchange for 26,150,000 newly issued shares of the Company's common stock (the "Exchange"). The share exchange will be accounted for as a reverse acquisition.

Subsequent to, the Exchange, the Company will transfer all of its assets held immediately prior to the Exchange, and all of its then existing liabilities, to Terence Channon, the Company's former President and Chief Executive Officer, in consideration for Mr. Channon's cancellation of 4,285,000 shares of Company common stock and the cancellation of 200,000 shares of Company common stock held by a third party. Immediately after the issuance of shares to the Acies shareholders and the anticipated cancellations, there will be 30,763,750 shares of Company common stock issued and outstanding.

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

OVERVIEW

Acies Corporation, formerly Atlantic Synergy, Inc. (the "Company") was founded as a sole proprietorship in 1996 and incorporated in 1998 under the laws of the State of Florida. The Company transferred its net assets from the Florida corporation and re-domiciled as a Nevada corporation on October 11, 2000.

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

o Strictly Hibiscus - www.strictlyhibiscus.com

Wholesaler and web-retailer of hibiscus plants, flowers, and gifts.

o Strictly Orchids - www.strictlyorchids.com

Web retailer of potted orchid plants, supplies, and gifts.

o Air Purification Systems

Retailer and Wholesaler of air and water purification systems.

Subsequent Events

On July 1, 2004, the majority stockholders consented to action without a meeting whereby the majority stockholders approved an amendment to the Company's Articles of Incorporation, the affect of which was to increase the authorized shares the Company is authorized to issue from 20,000,000 shares of common stock to 50,000,000 shares of common stock, to reauthorize the par value of $.001 per share of common stock, to reauthorize 5,000,000 shares of preferred stock, and to reauthorize $.001 par value per share of preferred stock. The number of shares consenting to the action was 5,411,000 out of 9,098,750 shares that were eligible to vote.

On July 2, 2004, the Company acquired approximately 99.2%, and subsequently thereto acquired the remaining 0.8%, of the issued and outstanding common stock of Acies, Inc. ("Acies") in exchange for 26,150,000 newly issued shares of the Company's common stock pursuant to an Exchange

Agreement whereby Acies became a wholly-owned subsidiary of the Company (the "Exchange"). As a result of the Exchange, control of the Registrant shifted to the former shareholders of Acies.

On July 13, 2004, the Company entered into an agreement with Terence Channon, the Company's former President and Chief Executive Officer, whereby the Company agreed to transfer all of its assets held immediately prior to the Exchange, and all of the Company's then existing liabilities, to Terence Channon in consideration for Mr. Channon's cancellation of 4,285,000 shares of the Company's common stock. To facilitate this agreement, the Company also entered into an agreement with a third party to purchase 200,000 shares of the Company's common stock held by a third party for $.001 per share (or an aggregate of $200), which shares the Company's Board of Directors have also approved for cancellation.

Acies is engaged in the business of delivering payment processing solutions for the retail, restaurant, direct marketing, quick service restaurant, hospitality, supermarket, petroleum, financial services and healthcare industries. In connection with the Exchange and the agreement with Terence Channon, the Company is changing its business focus. The operating results disclosed in this quarterly report, however, are for the Company's historical line of business.

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

Gross profit for the three-month period ended June 30, 2004 was $31,009, a decrease of $46,720 or 60% from $77,729 for the three-month period ended June 30, 2003. Gross profit as a percentage of revenues ("gross profit margin") for the three-month period ended June 30, 2004 was 45%, compared to gross profit margin of 55% for the three-month period ended June 30, 2003. Revenues decreased more than cost of revenues for the three-month period ended June 30, 2004, resulting in the decrease in gross profit and gross profit margin for this period as compared to the three-month period ended June 30, 2003.

General & administrative ("G&A") expenses for the three months ended June 30, 2004 were $144,634, an increase of $46,067 or 47% from $98,567 for the three months ended June 30, 2003. The increase in G&A expenses is attributable to additional stock-based director's compensation, increased legal and accounting expenses associated with the acquisition of Acies, and increased discounts given to vendors on products that we market and distribute, when compared to the same period one year ago.

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

G&A expenses for the six months ended June 30, 2004 were $236,544, an increase of $81,546 or 53% from $154,998 for the six months ended June 30, 2003. The increase in G&A expenses is attributable to the increase in G&A expenses is attributable to additional stock-based director's compensation, increased legal and accounting expenses associated with the acquisition of Acies and increased discounts given to vendors on products that we market and distribute when compared to the same period one year ago.

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

The Company has two lines of credit. One line of credit is with Bank of America, and is fully drawn for $50,000 which bears interest at prime plus 5.5% and is due June 2008. The agreement is secured by all assets of the Company and personally guaranteed by Terence Channon. The other line of credit is with Fleet Small Business for $50,000, of which $50,000 has been drawn. The line of credit is unsecured, bears interest at prime plus 5% and is due January 2005. These lines of credit relate to the Company's business operations that existed immediately prior to the Exchange. As such, they were transferred to Terence Channon pursuant the agreement between the Company and Mr. Channon for the transfer of the Company's historic assets and liabilities in exchange for the cancellation of 4,285,000 shares of our common stock owned by Mr. Channon. The Company will not receive any future benefits and does not have any future obligations with respect to these lines of credit.

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

As of June 30, 2004, we were exploring various options, including the growth of the Company through the restructuring of its core business, which could have involved a merger, acquisition, or spin-off with another company. In July, 2004, we acquired Acies in a reverse merger transaction and control of the Company shifted to the former Acies shareholders. Acies is engaged in the business of delivering payment processing solutions for the retail, restaurant, direct marketing, quick service restaurant, hospitality, supermarket, petroleum, financial services and healthcare industries. Subsequent to the reverse merger, the Company transferred all of its assets and liabilities that existed immediately prior thereto to Terence Channon in exchange for Mr. Channon's cancellation of 4,285,000 shares of common stock. As a result of the acquisition of Acies and the transfer of its historical business operation, the Company changed its business focus to that of Acies.

It is imperative that we raise $7,000,000 of additional capital to fully implement our business plan and to continue with our current operations.

Prior to the Exchange, Acies obtained $500,000 of financing from seven (7) individuals. The Company intends to raise the additional capital in one or more private placements of its common stock. The Company intends to raise the additional capital in one or more private placements of its common stock. The Company does not have any commitments or identified sources of additional capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to fully implement its business plan or to continue with its current operations.

RISK FACTORS

The Risk Factors set forth below relate to the business operations of Acies as the Company changed its business focus and is no longer engaged in the business of web site development and hosting and Internet consulting services.

Risks Related to Our Business

NEED FOR ADDITIONAL FINANCING. The Company will need to raise $7,000,000 of additional financing during the next twelve (12) months to fully implement its business plan and to continue with its current operations. Prior to the Exchange, Acies obtained $500,000 of financing from seven (7) individuals. The Company intends to raise the additional capital in one or more private placements of its common stock. The Company does not have any commitments or identified sources of additional capital from third parties or from the Company's officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to fully implement its business plan or to continue with its current operations.

DEPENDENCE ON AGREEMENTS WITH CREDIT CARD COMPANIES. Acies' hardware, software and relationships are capable of operating on an automatic basis as the result of a nationwide credit card system. By means of telephone lines and computers, this system links credit card companies, issuing banks and credit card processing firms throughout the United States allowing consumers to purchase products and services using credit cards. Acies presently has agreements with credit card processors which authorize the use of various major credit cards in Acies' machines. In order for Acies to continue to have available the services of these credit card processors, Acies is required to meet certain conditions as provided in the agreements. In the event Acies fails to meet these conditions, the credit card processors may automatically refuse to accept credit cards, in which case Acies' machines would be unable to process transactions. The inability of Acies' machines to process credit card transactions would have a material adverse effect on Acies' business, operating results and financial condition.

DEPENDENCE ON TELECOMMUNICATIONS CARRIERS. Acies' processing system relies on its customers' availability of a telecommunications service provider to transmit data. Further, if Acies' business grows, Acies itself will require additional telecommunications services to efficiently conduct its business. An equipment failure affecting the systems of telecommunications service providers, whether Acies' or its customers', or telecommunications service providers' inability to provide or expand their current levels of service to Acies, could have a material adverse effect on Acies' business, operating results and financial condition.

RELIANCE ON KEY MANAGEMENT. The Company's success depends upon the personal efforts and abilities of Oleg Firer, the Company's and Acies' Chief Executive Officer, Yakov Shimon, Acies' Vice President, Merchant Operations, and Miron Guilliadov, Acies' Vice President, Indirect Sales. The Company's ability to operate and implement its business plan is heavily dependent on the continued service of Messrs. Firer, Shimon and Guilliadov, and the Company's ability to attract, retain and motivate other qualified personnel, particularly in the areas of sales, marketing and management for Acies. The Company faces aggressive and continued competition for such personnel. The Company cannot be certain that it will be able to attract, retain and motivate such personnel. The loss of Mr. Firer, Mr. Shimon or Mr. Guilliadov or the Company's inability to hire, retain and motivate qualified sales, marketing and management personnel for Acies would have a material adverse effect on the Company's business and operations.

BECAUSE MESSRS. FIRER, SHIMON AND GUILLIADOV BENEFICIALLY OWN AN AGGREGATE of 86.7% OF THE COMPANY'S OUTSTANDING COMMON STOCK, THEY WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS. Oleg Firer, a Director of the Company and the Company's President, Chief Executive Officer, Secretary and Treasurer, Yakov Shimon, Acies' Vice President, Merchant Operations, and Miron Guilliadov, Acies' Vice President, Indirect Sales, each beneficially own 28.9% (or an aggregate of 86.7%) of the issued and outstanding shares of the Company's common stock. Accordingly, they will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. Firer, Shimon and Guilliadov may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

FUTURE GOVERNMENT REGULATION OF THE INTERNET. Acies and its customers may be dependent upon the Internet regarding certain aspects of its business operations and Acies' customers' ability to perform electronic transactions over the Internet. The United States Federal Communications Commission (the "FCC") does not currently regulate companies that provide services over the Internet as it does common carriers or telecommunications service providers. Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which the FCC has long-standing authority. Compliance with future government regulation of the Internet could result in increased costs to Acies that would have a material adverse effect on Acies' business, operating results and financial condition.

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

Going Concern

Our auditors expressed a going concern when rendering our audited financial statements for the year ended December 31, 2003. This expression of a going concern related to the Company's historic business operations, the assets and liabilities of which were transferred to Terence Channon as discussed above, under the heading "Liquidity and Capital Resources".

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

ITEM 2. CHANGES IN SECURITIES

(c) In April 2004, the Company issued 1,000,000 shares of common stock to a director in consideration for services rendered as well as financial contributions made by the director on the Company's behalf during 2003 and 2004. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

(e) During the first quarter of 2004, 100,000 shares of the Company's common stock were returned to the Company for cancellation by Stapleton Venture Corp.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the period covered by this report, however, our majority stockholders did amend our Articles of Incorporation on July 1, 2004, via signed written consent to action without a meeting, as discussed above in "Item 2. Management's Discussion and Analysis or Plan of Operation".

ITEM 5. OTHER INFORMATION

On July 1, 2004, Stephen A. Day resigned as a Director of the Registrant. On July 2, 2004, the Registrant's Board of Directors appointed Oleg Firer as a Director to fill the vacancy created thereon due to Mr. Day's resignation. Also on July 2, 2004, Terence Channon resigned as the Registrant's President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Registrant and John Willbur resigned as Secretary. On that same day, the Registrant's Board of Directors appointed Oleg Firer as the President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Registrant.

On July 13, 2004, The Registrant accepted the resignations of Terence Channon and John Willbur as Directors. On July 15, 2004, the Registrant's Board of Directors appointed Michael Beygelman as a Director to fill a vacancy thereon. Mr. Beygelman will receive $5,000 per month (or $60,000 annually) as cash compensation and a one-time issuance of 951,456 shares of the Company's common stock, par value $0.001 per share as equity compensation for his services as a Director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit No.       Description

2.1               Exchange Agreement (1)

3.1               Certificate of Amendment to Articles of Incorporation (2)

31 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

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

                           Acies Corporation


                           By: /s/ Oleg Firer
                           ---------------------------------------------------
                           Oleg Firer
                           Chief Executive Officer and Chief Financial Officer

                           DATED: April 20, 2005