Form 10QSB/A
period 2004-09-30
ACIES CORP
filed 2005-04-20
CIK 1138462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 2

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


                                     Nevada
                                     ------
                 (State or other jurisdiction of incorporation)


                                   91-2079553
                                   ----------
                        (IRS Employer Identification No.)


              14 Wall Street, Suite 1620, New York, New York 10005
              ----------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (800) 361-5540
                                 --------------
                            (Issuer Telephone Number)


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
Yes |X| No |_|

As of December 10, 2004, 38,265,207 shares of Common Stock of the issuer were outstanding.

                                TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION                                                 3

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis or Plan of Operation              8

Item 3. Controls and Procedures                                               13

PART II -- OTHER INFORMATION                                                  14

Item 1. Legal Proceedings                                                     14

Item 2. Changes in Securities                                                 14

Item 3. Defaults upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      16

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   ACIES, INC.

                     (formerly GM MERCHANT SOLUTIONS, INC.)

                           CONSOLIDATED BALANCE SHEET

                               September 30, 2004

                                     ASSETS
Current Assets
      Cash                                                                      $    97,350
      Accounts receivable, net                                                      305,879
      Total current assets                                                          403,229
      Deposit                                                                        36,042
                                  Total Assets                                  $   439,271
                                                                                -----------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
      Accounts payable                                                          $   230,329
      Accrued expenses                                                               29,225
      Note payable                                                                  200,000
                                                                                -----------
      Total current liabilities                                                     459,554
                                                                                -----------
Commitment and contingencies
Shareholders' deficit
      Common stock, $.001 par value, 50,000,000 shares
      authorized, 35,865,207 shares issued and outstanding                           35,865
      Additional paid in capital                                                  2,305,597
      Accumulated deficit                                                        (2,361,745)
                                                                                -----------
                                  Total shareholders' deficit                       (20,283)
                                                                                -----------
                                  Total Liabilities and Shareholders' Deficit   $   439,271
                                                                                -----------

                                   ACIES, INC.

                     (formerly GM MERCHANT SOLUTIONS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             Three and Six months Ended September 30, 2004 and 2003

                                                    Three Months                   Six Months
                                                2004            2003          2004            2003
                                            ------------    ------------   ------------    ------------
Net revenues                                $    870,745    $    247,279   $  1,578,972    $    383,783
Cost of revenues                                 713,123         192,989      1,313,507         283,342
                                            ------------    ------------   ------------    ------------
Gross margin                                     157,622          54,290        265,465         100,441
General, administrative and selling            2,227,459          46,766      2,552,347          85,471
                                            ------------    ------------   ------------    ------------
                  Operating income (loss)     (2,069,837)          7,524     (2,286,882)         14,970
                  Interest expense                (3,000)             --         (3,000)             --
                  Interest income                     30              --             51              --
                                            ------------    ------------   ------------    ------------
Net income (loss)                           $ (2,072,807)   $      7,524   $ (2,289,831)   $     14,970
                                            ------------    ------------   ------------    ------------
Net earnings (loss) per shares              $      (0.06)   $       0.00   $      (0.07)   $       0.00
Weighted average shares outstanding           32,402,493      25,321,906     32,083,651      25,321,906

                                   ACIES, INC.

                     (formerly GM MERCHANT SOLUTIONS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Six Months Ended September 30, 2004 and 2003

                                                           2004           2003
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                $(2,289,831)   $    14,970
      Adjustments to reconcile net income (loss)
      to cash used in operating activities:
                  Stock issued for services              1,610,437             --
                  Note payable issued for services         200,000             --
                  Changes in assets and liabilities:
                              Accounts receivable         (156,465)       (55,337)
                              Deposit                      (36,042)            --
                              Accounts payable              87,307         34,934
                              Accrued expenses              24,097             --
                                                       -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                   (560,497)        (5,433)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Shares issued for cash                               650,000             --
      Contribution to capital                                   --          5,000
                                                       -----------    -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                650,000          5,000
                                                       -----------    -----------
NET INCREASE IN CASH                                        89,503           (433)
      Cash, beginning of period                              7,847            831
                                                       -----------    -----------
      Cash, end of period                              $    97,350    $       398
                                                       -----------    -----------

                                   ACIES, INC.

                     (formerly GM MERCHANT SOLUTIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Acies, Inc. ("Acies") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies' Annual Report filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 8-K have been omitted.

NOTE 2 - DEPOSIT

ACIES paid a security deposit of $36,042 on a seven year office lease. The deposit is refundable at the end of the lease.

NOTE 3 - NOTE PAYABLE

On July 2, 2004, ACIES exchanged a $200,000 note payable bearing interest of 6%, payable in 12 months for services provided by M&A Capital Advisers in connection with ACIES' reverse merger. ACIES defaulted in August 2004, and agreed on November 17, 2004 for an extension in the time to repay to May 31, 2005 in exchange for 100,000 shares of ACIES common stock. Further, if the note isn't timely repaid, the creditor may convert it to 1,400,000 shares of ACIES common stock.

NOTE 4 - COMMON STOCK

On July 2, 2004, ACIES exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of Atlantic Synergy, Inc.'s ("ASGY") common stock (the "Exchange"). At closing, there were 19,105,000 issued and outstanding shares of common stock of ACIES.

In connection with, and subsequent to, the Exchange, ASGY transferred all of its assets held immediately prior to the Exchange, subject to all of ASGY's then existing liabilities, to Terence Channon, ASGY's former President and Chief Executive Officer, in consideration for Mr. Channon's cancellation of 4,285,000 shares of ASGY common stock and the cancellation of 200,000 shares of ASGY common stock held by a third party. Subsequently, ASGY and such third party agreed not to cancel the 200,000 shares. Immediately after the issuance of shares to the ACIES shareholders and the anticipated cancellation, there were 29,435,656 shares of ASGY common stock issued and outstanding.

During the six months ended September 30, 2004, ACIES issued 5,201,456 shares of common stock to several individuals for services valued at $1,610,437. 3,201,456 of these shares valued at $1,072,937 were issued to related parties.

During the six months ended September 30, 2004, ACIES sold 1,428,095 shares of common stock to several individuals for proceeds of $650,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

OVERVIEW

Acies Corporation (the "Company"), through its subsidiary Acies, Inc. ("Acies"), is engaged in the business of delivering payment processing and banking solutions to small, medium and large size merchants across the United States.

On July 2, 2004, the Company acquired approximately 99.2%, and subsequently thereto acquired the remaining 0.8%, of the issued and outstanding common stock of Acies in exchange for 26,150,000 newly issued shares of the Company's common stock pursuant to an Exchange Agreement whereby Acies became a wholly-owned subsidiary of the Company (the "Exchange"). As a result of the Exchange, control of the Company shifted to the former shareholders of Acies.

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

                                                                                      Payments Due by Period
                                                                                          (in thousands)

Contractual Obligations                  Total    quarter ending 12/31/04        1-3 years         4-5 years    After 5 years
-----------------------                  -----                   --------        ---------         ---------    -------------
Facilities Obligation:                  $  857                    $  36           $  493            $ 328          --

Office rental obligation
Employment Obligations:                 $  862                    $ 107           $  755               --          --

Employment Agreements                   $1,719                    $ 143           $1,248            $ 328          --

We also have a three-year marketing agreement with Chase Merchant Services, L.L.C. ("CMS") to market CMS' authorization, processing and settlement of bankcard transaction services to merchants. We have a production level of 150 accounts per month pursuant to the marketing agreement with production penalties. If we do not meet the production level, we are required to pay $25 per account below the production level.

Acies paid a security deposit of $36,042 on a seven year office lease. The deposit is refundable at the end of the lease. On July 2, 2004, Acies issued a $200,000 unsecured note payable bearing interest of 6%, payable within 30 days from the date of the close of the Exchange for services provided by M&A Capital Advisers in connection with Acies' reverse merger. The note became due on or about August 2, 2004, and was in default as of September 30, 2004. On November 17, 2004, Acies and M&A Capital Advisers agreed to extend the due date of the note until May 31, 2004, as discussed below in Part II, under the heading "Item
3. Defaults upon Senior Securities". As a result of such agreement, Acies is no longer in default under the note.

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

We intend to raise additional funds from an offering of our stock in the future. We have not taken any steps to effect this offering. The offering may not occur, or if it occurs, may not generate the required funding. We may also consider securing debt financing. We may not generate operating cash flow or raise other equity or debt financing sufficient to fund this amount. If we don't raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

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

In July 2004, in connection the Exchange, the Company transferred all of its assets held immediately prior to the Exchange, subject to all of the Company's then existing liabilities, to Terence Channon, the Company's former President and Chief Executive Officer, in consideration for Mr. Channon's cancellation of 4,285,000 shares of the Company's common stock. The shares were canceled in October 2004.

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

Effective December 13, 2004, the Company's Board of Directors, via signed written consent to action without a meeting, amended Article II, Section 2.01 of the Company's Bylaws, as amended. Prior to the amendment, Section 2.01 required, among other things, that the Company have at least two (2) Directors and no more than eight (8) Directors. As amended, Section 2.01 requires, among other things, that the Company have at least one (1) and no more than eight (8) Directors.

Prior to the above amendment, Article II, Section 2.01 of the Bylaws read as follows after a previous amendment that was effective July 15, 2004:

"Section 2.01 Number, Tenure, and Qualification. Except as otherwise provided herein, the Board of Directors of the corporation shall consist of at least Two
(2) and no more than Eight (8) persons, who shall be elected at the annual meeting of the stockholders of the corporation and who shall hold office for Two
(2) years or until his or her successor or successors are elected and qualify. If, at any time, the number of the stockholders of the corporation is less than Fifty (50), the Board of Directors may consist of One (1) person."

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit Number    Name and/or Identification of Exhibit
      --------------    -------------------------------------

           2.1          Exchange Agreement(1)

           3.1          Certificate of Amendment to Articles of Incorporation(2)

           31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

           32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

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

DATE: April 20, 2005

Acies Corporation


By: /s/ Oleg Firer
    --------------------------
    Oleg Firer

    Chief Executive Officer

    Chief Financial Officer