Form 10QSB/A
period 2004-12-31
ACIES CORP
filed 2005-04-20
CIK 1138462

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2004.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

   EXCHANGE ACT OF 1934 for the transition period from __________ to ________.

                        Commission file number: 000-49724

                                ACIES CORPORATION
                 (Name of Small Business Issuer in its charter)

            Nevada                                     91-2079553
  (State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)

              14 Wall Street, Suite 1620, New York, New York 10005
                    (Address of principal executive offices)

                                 (800) 361-5540
                           (Issuer's telephone number)

                             Atlantic Synergy, Inc.
                                   6 Avenue A
                           Fort Pierce, Florida 34950
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2005, the issuer had 38,265,207 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes  |_|  No  |X|

                                ACIES CORPORATION

               DECEMBER 31, 2004 QUARTERLY REPORT ON FORM 10-QSB/A

                                TABLE OF CONTENTS

                                                                                   Page
Special Note Regarding Forward Looking Statements

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets                                                                        3
Statements of Operations and Deficit Accumulated During Development Stage             4
Statements of Cash Flows                                                              5
Notes to Financial Statements                                                         6
Item 2. Management's Discussion and Analysis or Plan of Operations                    8
Item 3. Controls and Procedures                                                      11
PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                            12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                  12
Item 3. Defaults Upon Senior Securities                                              12
Item 4. Submission of Matters to a Vote of Security Holders                          12
Item 5. Other Information                                                            12
Item 6. Exhibits and Reports on Form 8-K                                             12
SIGNATURES                                                                           14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   ACIES, INC.

                     (formerly GM MERCHANT SOLUTIONS, INC.)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004

ASSETS

Current Assets
Cash                                                                $       915
Accounts receivable, net                                                476,126
Total current assets                                                    477,041
Deposit                                                                  36,042
Fixed assets                                                             18,713
Total Assets                                                        $   531,796
                                                                    -----------
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                    $   373,681
Accrued expenses                                                         18,085
Stock payable                                                            18,000
Note payable                                                            100,000
                                                                    -----------
Total current liabilities                                               509,766
                                                                    -----------
Commitment and contingencies                                                 --
Shareholders' Equity
Common stock, $.001 par value, 50,000,000 shares
authorized, 38,265,207 shares issued and outstanding                     38,265
Additional paid in capital                                            2,760,851
Accumulated deficit                                                  (2,777,086)
                                                                    -----------
Total shareholders' Equity                                               22,030
                                                                    -----------
Total Liabilities and Shareholders' Equity                          $   531,796
                                                                    -----------

                                   ACIES, INC.

                     (formerly GM MERCHANT SOLUTIONS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             Three and Nine months Ended December 31, 2004 and 2003

                                                          Three Months               Nine Months

                                                   2004           2003          2004           2003
Net revenues                                   $ 1,160,607    $   378,035   $ 2,739,579    $   761,818
Cost of revenues                                   924,290        272,378     2,237,797        555,719
                                               -----------    -----------   -----------    -----------
Gross margin                                       236,317        105,657       501,782        206,099
                                               -----------    -----------   -----------    -----------
General, administrative and selling                576,220         68,427     3,105,567        153,897
Operating income (loss)                           (339,903)        37,230    (2,603,785)        52,202
Lawsuit settlement                                      --             --       (23,000)            --
Loss on extinguishment of debt                     (72,447)            --       (72,447)            --
Interest expense                                    (3,000)            --        (6,000)            --
Interest income                                          9             --            61             --
Net income (loss)                              $  (415,341)   $    37,230   $(2,705,171)   $    52,202
                                               -----------    -----------   -----------    -----------
Basic and diluted earnings (loss) per shares   $     (0.01)   $      0.00         (0.09)   $      0.00
                                               -----------    -----------   -----------    -----------
Weighted average shares outstanding              7,433,686     25,321,906     1,890,301     25,321,906
                                               -----------    -----------   -----------    -----------

                                   ACIES, INC.

                     (formerly GM MERCHANT SOLUTIONS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended December 31, 2004 and 2003

                                                                2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $(2,705,171)   $    52,202
Adjustments to reconcile net income (loss) to cash used in
operating activities:

Stock issued for services                                      1,835,437             --
Stock issued for refinancing charges                              25,000             --
Stock issued for accrued interest                                  2,553             --
Loss on extinguishment of debt                                    72,447             --
Warrant expense                                                   32,653             --
Note payable issued for services                                 200,000             --
Depreciation expense                                               1,866             --
Changes in assets and liabilities:
Accounts receivable                                             (326,711)      (135,844)
Deposit                                                          (36,042)            --
Accounts payable                                                 230,659         73,517
Stock payable                                                     18,000             --
Accrued expenses                                                  12,955             --
CASH FLOWS USED IN OPERATING ACTIVITIES                         (636,354)       (10,125)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                         (20,578)            --
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash                                           650,000             --
Contribution to capital                                               --         11,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                      650,000         11,000
                                                             -----------    -----------
NET CHANGE IN CASH                                                (6,932)           875
                                                             -----------    -----------
Cash, beginning of period                                          7,847            831
                                                             -----------    -----------
Cash, end of period                                          $       915    $     1,706
                                                             -----------    -----------
Non-cash disclosures:
Stock for note payable and accrued interest                  $   102,522    $        --
                                                             -----------    -----------

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

                                                                                Three Months Ended          Nine Months Ended

                                                                                   December 31,                  December 31,
                                                                              2004           2003          2004           2003
Net income (loss) as reported                                            $  (415,341)   $    37,230   $(2,705,171)   $    52,202
Add:                                                                              --             --            --             --
stock based compensation determined under intrinsic value-based method

Less:                                                                        (23,702)            --       (47,404)            --
stock based compensation determined under fair value- based method

Pro forma net loss                                                       $  (439,043)   $    37,230   $(2,752,575)   $    52,202
Basic and diluted net
loss per common share:
As reported                                                              $      (.01)   $       .00   $      (.09)   $       .00
Pro forma                                                                       (.01)           .00          (.09)           .00

NOTE 3 - DEPOSIT

ACIES paid a security deposit of $36,042 on a seven year office lease. The deposit is refundable at the end of the lease.

NOTE 4 - NOTE PAYABLE

On July 2, 2004, ACIES exchanged a $200,000 unsecured note payable bearing interest of 6%, payable in 12 months for services provided by Public Company Management Corporation in connection with ACIES' reverse merger.

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

OVERVIEW

Acies Corporation (the "Company"), through its subsidiary Acies, Inc. ("Acies"), is engaged in the business of delivering payment processing and online banking solutions to small, medium and large size merchants across the United States.

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

                                        Payments Due by Period

                                            (in thousands)

Contractual             Total      quarter     1-3 years       4-5      After 5
Obligations                        ending                     years      years
                                  03/31/05
Facilities           $  857        $   36        $  493        $  328      --
Obligation:
Office rental
obligation
Employment           $  862        $  107        $  755            --      --
Obligations:
Employment           $1,719        $  143        $1,248        $  328      --
Agreements

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

Acies paid a security deposit of $36,042 on a seven-year office lease. The deposit is refundable at the end of the lease. On July 2, 2004, Acies issued a $200,000 unsecured note payable bearing interest of 6%, payable within 30 days from the date of the close of the Exchange for services provided by Public Company Management Corporation in connection with Acies' reverse merger. The note became due on or about August 2, 2004, and was in default as of December 31, 2004. On November 17, 2004, Acies and Public Company Management Corporation agreed to extend the due date of the note until May 31, 2004, as discussed below in Part II, under the heading "Item 3. Defaults upon Senior Securities". As a result of such agreement, Acies is no longer in default under the note.

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

Item 4. Submission of Matters to a Vote of Security Holders

On November 16, 2004, the Majority Stockholders of the Company voted an aggregate of 30,373,126 shares (or 84.7%) of the 36,765,207 then outstanding shares of the Company's common stock, pursuant to a written consent to action without a meeting, to remove Michael Beygelman and Harry Fienberg as Directors of the Company, effective as of November 16, 2004.

Effective November 18, 2004, the Company amended its Articles of Incorporation to change its name from Atlantic Synergy, Inc. to Acies Corporation. Of the 41,650,207 shares of the Company's common stock outstanding as of the record date on October 1, 2004, 26,797,530 shares (64.3%) voted pursuant to a written consent to action without a meeting of majority shareholders, to approve the amendment.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit     Description
Number

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

The Company filed the following three (3) reports on Form 8-K during to the quarter for which this report is filed:

Form 8-K filed on November 18, 2004 to report an amendment to the articles of incorporation to change the Company's name from Atlantic Synergy, Inc. to Acies Corporation, and the return of shares of the Company's common stock for cancellation by the Company's former Chief Executive Officer.

Two Form 8-Ks filed on October 8, 2004 to report the appointment of Harry Feinberg to the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of April 2005.

ACIES CORPORATION
By:           /s/ Oleg Firer
              Oleg Firer, Chief Executive Officer and Chief Financial Officer