Form 10KSB
period 2005-03-31
ACIES CORP
filed 2005-06-29
CIK 1138462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 2005

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the Transition Period from __________ to _________

                        Commission File Number 000-49724


                                ACIES CORPORATION
                                -----------------

                       NEVADA                          91-2079553
          -------------------------------         ----------------------
          (State of other jurisdiction of           (I.R.S. Employer
           incorporation or organization)         Identification Number)


       14 Wall Street, Suite 1620, New York, NY          10005
       ----------------------------------------        ----------
                      (Address)                        (Zip Code)


                                 (800) 361-5540
                                 --------------
                (Issuer's telephone number, including area code)


        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Title of each class Name of each exchange on which registered

           Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State the registrant's revenues for its most recent fiscal year: $3,920,139 for the year ended March 31, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,451,424 as of June 20, 2005.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 20, 2005, the registrant had 48,055,207 shares of common stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                                      INDEX

                                     PART I

                                                                            Page

Item 1.        Description of Business                                         4
Item 2.        Description of Property                                        12
Item 3.        Legal Proceedings                                              12
Item 4.        Submission of Matters to a Vote of Security Holders            12

                                     PART II

Item 5.        Market for the Registrant's Common Equity and
                 Related Stockholder Matters                                  13
Item 6.        Management's Discussion and Analysis or Plan of Operation      15
Item 7.        Financial Statements                                           19
Item 8.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          20
Item 8A.       Controls and Procedures                                        20
Item 8B.       Other Information                                              20
                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(A) of the Exchange Act   20
Item 10.       Executive Compensation                                         21
Item 11.       Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                   22
Item 12.       Certain Relationships and Related Transactions                 24
Item 13.       Exhibits                                                       24

                                     PART IV

Item 14.       Principal Accountant Fees and Services                         26

SIGNATURES

                           FORWARD LOOKING STATEMENTS

Various statements in this Form 10-KSB and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "could," "currently envision," "estimate," "expect," "intend," "may," "project," "seeks," "we believe," "will," and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by those forward-looking statements.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the facts described in "Risk Factors." We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-KSB will, in fact, transpire.

Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY HISTORY

We were incorporated in the State of Nevada on April 22, 2004 as GM Merchant Solutions, Inc. We changed our name to Acies, Inc. on June 23, 2004. On June 28, 2004, we purchased substantially all of the assets of GM Merchant Solution, Inc. ("GM-NY") and GMS Worldwide, LLC ("GMS-NY"). Messrs. Firer, Shimon and Guilliadov, our Chief Executive Officer and Vice Presidents, respectively, had been engaged in the payment processing business through GM Merchant Solution, Inc. and/or GMS Worldwide, LLC since August 2002. They will continue this business through our company.

On July 2, 2004, Atlantic Synergy, Inc. ("Atlantic") acquired approximately 99.2% of the issued and outstanding common stock of our company in exchange for approximately 26,150,000 newly issued shares of Atlantic's common stock (the "Exchange"). In connection with, and subsequent to, the Exchange, Atlantic transferred all of its assets held immediately prior to the Exchange, subject to all of the Atlantic's then existing liabilities, to Terence Channon, Atlantic's former President and Chief Executive Officer, in consideration for Mr. Channon's cancellation of 4,285,000 shares of Atlantic's common stock and the cancellation of 200,000 shares of Atlantic's common stock held by a third party.

On June 28, 2004, we acquired the cash, accounts receivable, office equipment, furniture, computer hardware and software, and goodwill and other intangible property (including customer lists, leases, and material contracts) of GM-NY and GMS-NY in exchange for 250,000 and 250,000 shares, respectively, of our common stock. GM-NY and GMS-NY subsequently exchanged their shares of our common stock for Atlantic's common stock. Messrs. Firer, Shimon and Guilliadov commonly control GM-NY, GMS-NY, our company and Atlantic. GM-NY and GMS-NY used the assets acquired by our company in the business of delivering payment processing solutions for the retail, restaurant, direct marketing, quick service restaurant, hospitality, supermarket, petroleum, financial services and healthcare industries. We intend to continue such use.

DESCRIPTION OF THE PRINCIPAL PRODUCTS AND SERVICES

We, through our subsidiary Acies, Inc. ("Acies"), are engaged in the business of delivering payment processing and online banking solutions to small, medium and large size merchants across the United States. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Paymentech, LP. Acies' payment processing services enable merchants to process Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion, and Gift & Loyalty transactions. Acies also offers traditional and next-generation point-of-sale
(POS) terminals, which enable merchants to utilize Acies' payment processing services. Acies' banking services offer customers traditional banking services, ability for customers to apply for an on-line bank account and pay bills electronically.

Through our experience in payment processing, infrastructure planning and equipment deployment, we provide our merchants, Independent Sales Agents ("Sales Agents") and Independent Sales Organizations ("ISOs") with what we believe is fast and reliable merchant processing, complex point of sale systems, superior customer support and overall cost savings. We understand both merchant accounts and the credit card industry, and are committed to delivering state-of-the-art transaction processing services to support small to large-scale business initiatives of our current and prospective clients.

Our payment processing services enable merchants to accept both traditional card-present, or "swipe" transactions, as well as card-not-present transactions made by Internet or by mail, fax or telephone. Our processing services include acceptance and underwriting of merchants, detection of fraudulent transactions, receipt and settlement of funds and service and support. We outsource some of these services to third parties, including the acceptance and underwriting of merchants and receipt and settlement of funds. By doing so, we intend to maintain an efficient operating structure which allows us to expand our operations without having to significantly increase fixed costs or undertake the risk associated with acceptance and underwriting of merchant accounts.

We derive the majority of our revenues from fee income related to transaction processing, which is primarily comprised of a percentage of the dollar amount of each transaction processed, as well as a flat fee per transaction. In the event that we have outsourced any of the services provided in the transaction, we remit a portion of the fee income to the third parties that have provided such outsourced services.

DISTRIBUTION METHODS

We have adopted what we believe to be an uncomplicated sales strategy making it easy and quick to ramp up new sales offices. We have implemented a nationwide Sales Agent Program. We market and sell our services primarily through relationships with ISOs, which we define as any non-bank party that sells card-based payment processing services to merchants. Sales Agents act as a non-employee, external sales force in communities throughout United States. We also market services through a limited in-house sales team, which focuses on the niche vertical markets and is compensated in a similar fashion as the Sales Agents.

MARKET OVERVIEW

The payment processing industry is an integral part of today's worldwide financial structure. The industry is evolving at a quick rate in parallel with increasing technological advances. The benefits of card-based payments allow merchants to access a broader universe of consumers, enjoy faster settlement times and reduce transaction errors. By using credit or debit cards, consumers are able to make purchases more conveniently, whether in person, over the Internet, or by mail, fax or telephone, while gaining the benefit of loyalty programs, such as frequent flyer miles or cash back, which are increasingly being offered by credit or debit card issuers.

Consumers are also beginning to use card-based and other electronic payment methods for purchases at an earlier age in life. Given these advantages of card-based payment systems to both merchants and consumers, favorable demographic trends, and the resulting proliferation of credit and debit card usage, we believe businesses will increasingly seek to accept card-based payment systems in order to remain competitive.

The payment processing industry evolves rapidly. Customer needs change at an alarming pace. In order to keep up, we intend to continue to evolve with the market through research and development, and to provide the necessary technological advances to meet the ever-changing needs of our customers. Traditional players in the industry must quickly adapt to the changing environment or be left behind by the emerging new generation.

COMPETITIVE BUSINESS CONDITIONS

Industry Potential

We are committed not only to servicing clients' current processing needs, but also pioneering new business opportunities that can improve our clients' respective competitive positions. We are committed to devoting substantial capital resources to the research and development of new technologies that can significantly enhance our service offerings.

According to a recent Nilson Report (the "Report"), purchase transaction on credit cards totaled 17.54 billion in 2002, up 4.5% over 2001. These transactions are projected to reach $22.26 billion by 2007. According to the 2003/2004 Study of Consumer Payment Preferences conducted by the American Bankers Association and Dove Consulting, a Boston-based strategy consulting firm (the "Study"), consumers report that electronic payment methods account for 54% of their purchases in stores, surpassing cash and check usage. The Study found that cash and checks account for 47% of consumers' in-store purchases which confirms a continuing migration from paper to electronic payments.

Our management believes that cash transactions are quickly becoming obsolete. Attention to global credit card markets has reached a new all-time high. Credit card and other new transaction methods show the potential for profitability and attractive distribution cost structures. We believe that the growth potential of the payment processing industry presents an opportunity that we should capitalize on. The trends around e-commerce have been staggering over the past decade. At the heart of e-commerce lie credit cards and new innovative payment processing methods. Even in the recent financially difficult times, many businesses turned to credit cards as a method of streamlining expenses.

We compete in an expanding world of debit cards, smart cards, travel cards, and other technologically diverse transaction methods. We believe that pioneering firms in the payment processing industry that offer great service while at the same time utilizing the most current technologies in their systems will realize large profits.

The credit, charge and debit card transaction processing services business is highly competitive. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Because of this our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. Because of the high levels of competition in the industry and the fact that other companies may have greater resources, it may be impossible for us to compete successfully. However, we seek to position our company in the industry as one of the fastest growing providers of payment processing solutions for retailers, restaurants, supermarkets, petroleum stations, and e-commerce retailers, and to take full advantage of the potential earnings in this growing industry.

Customer Service

In efforts to take advantage of the growing payment processing industry, we make customer service a central part of our business plan. We believe that a commitment to superior customer service maximizes the value of our products and services. This focus on understanding and servicing the varying needs of our different customers is the cornerstone of our business solutions.

TARGET MARKETS

We provide services to small to medium size merchants in retail, restaurant, supermarket, petroleum and hospitality sectors located across the United States. The small merchants we serve typically process on average $12,000 a month in credit card transactions and have an average transaction value of approximately $45 per transaction. These merchants have traditionally been underserved by larger payment processors. As a result, these merchants have historically paid higher transaction fees than larger merchants and have not been provided with solutions that larger merchants are used to receiving.

DEPENDENCE ON ONE OR A FEW CUSTOMERS

We are not dependent on any one or a few customers. None of our existing customers account for more than 5% of our revenue. Our customer base consists of small to mid-size businesses spread throughout various industries.

PATENTS, TRADEMARKS & LICENSES

On June 7, 2005, the United States Trademark Office published a notice of publication for "Acies" in the Official Gazette for opposition purposes. The public has until July 7, 2005 to file oppositions or requests for extensions against our proposed trademark. If neither document is filed with the United States Trademark Office, the Commissioner of Patents and Trademarks will issue a Notice of Allowance, which indicates that our proposed trademark is entitled to register.

GOVERNMENTAL REGULATIONS

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. The laws governing privacy generally remain unsettled and it is difficult to determine whether and how existing and proposed privacy laws will apply to our business. Several states have proposed legislation that would limit the uses of personal information gathered using the Internet. Congress has also considered privacy legislation that could further regulate use of consumer information obtained over the Internet or in other ways. If legislation is passed by the individual states or Congress it would likely raise our cost of revenues, which would decrease our net profit and would lead to a decrease in the value of our securities.

EMPLOYEES

As of June 20, 2005, we have fourteen (14) full time employees and engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

                                  RISK FACTORS

In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB.

              RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY

We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2005 and March 31, 2004, we had a net loss of $(3,341,095) and $(3,750), respectively.

We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available you may experience significant additional dilution.

WE DEPEND ON VISA AND MASTERCARD REGISTRATION AND FINANCIAL INSTITUTION SPONSORS AND WE MUST COMPLY WITH THEIR STANDARDS TO MAINTAIN REGISTRATION. THE TERMINATION OF OUR REGISTRATION COULD REQUIRE US TO STOP PROVIDING PROCESSING SERVICES ALTOGETHER.

Our designation with Visa and MasterCard as a member service provider is dependent upon the sponsorship of member clearing banks and our continuing adherence to the standards of the Visa and MasterCard credit card associations. In the event we fail to comply with these standards, Visa or MasterCard could suspend or terminate our designation as a member service provider. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Because of the fact that substantially all of the transactions we process involve Visa or MasterCard the termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could require us to stop providing processing services altogether. This would severely impact our revenues, which would cause the devaluation of any securities you hold in our Company.

WE DEPEND ON SALES AGENTS THAT DO NOT SERVE US EXCLUSIVELY TO ACQUIRE AND RETAIN MERCHANT ACCOUNTS. OUR FAILURE TO MAINTAIN OUR RELATIONSHIPS WITH OUR EXISTING SALES AGENTS AND TO RECRUIT AND ESTABLISH NEW RELATIONSHIPS WITH OTHER SALES AGENTS, COULD ADVERSELY AFFECT OUR REVENUES AND INTERNAL GROWTH AND INCREASE OUR MERCHANT ATTRITION.

We rely primarily on the efforts of independent sales agents ("Sales Agents") to market our services to merchants seeking to establish an account with a payment processor in order to accept Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion and Gift & Loyalty transactions. Sales Agents are classified as either individuals or companies that seek to introduce both newly established and existing small, medium and large businesses including retailers, restaurants, supermarkets, petroleum stations and e-commerce retailers. Most of the Sales Agents that refer merchants to us are non-exclusive to us and therefore most of them have the right to refer merchants to other service providers. Our failure to maintain our relationships with our existing Sales Agents and those serving other service providers that we may acquire, and to recruit and establish new relationships with other Sales Agents, could adversely affect our revenues and internal growth and increase our merchant attrition. This would lead to an increase in cost of revenues for us which would mean a decrease in net profit.

INCREASED MERCHANT ATTRITION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We experience attrition in our merchant base in the ordinary course of business resulting from several factors, including business closures, losses to competitors and conversion-related losses. Increased merchant attrition may have a material adverse effect on our financial condition and results of operations. If we are unable to gain merchants to replace the ones we lose, we may be forced to curtail or abandon our business plan.

INCREASES IN INTERCHANGE RATES MAY ADVERSELY AFFECT OUR PROFITABILITY

Visa and MasterCard routinely increase their respective interchange rates each year. Interchange rates are also known as discount rates that are charged for transactions processed thru Visa and MasterCard. Although we historically have reflected these increases in our pricing to merchants, there can be no assurance that merchants will continue to assume the entire impact of the future increases or that transaction processing volumes will not decrease and merchant attrition increase as a result of these increases. If interchange rates increase to a point where it becomes unprofitable for us to accept Visa and MasterCards it would cause an increase in our cost of revenues and potentially make it unprofitable for us to continue without a change in our business plan. The result of this would likely be that the value of our securities would decrease.

OUR OPERATING RESULTS ARE SUBJECT TO SEASONAL FLUCTUATIONS IN CONSUMER SPENDING PATTERNS.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, revenues have been weaker during the first two quarters of the calendar year and stronger during the third and fourth quarters. If, for any reason, our revenues are below seasonal norms during the third or fourth quarter, our net income could be lower than expected. This could lead to a decrease in the value of our securities.

HIGH LEVELS OF COMPETITION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The credit, charge and debit card transaction processing services business is highly competitive. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Because of this our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. Because of the high levels of competition in the industry and the fact that other companies may have greater resources, it may be impossible for us to compete successfully. If we are unable to compete, we may be forced to change our business plan, which would lead to a decrease in the value of our securities.

INCREASES IN PROCESSING COSTS MAY ADVERSELY AFFECT OUR PROFITABILITY

We are subject to certain contractual volume obligations that if not met, will cause our processing cost to increase and may therefore adversely affect our ability to attain and retain new and existing merchants. More information about our contractual obligations is located in the section entitled "Liquidity and Capital Resources". This could adversely affect our growth and profitability causing a decrease in the value of our securities.

WE MAY BECOME SUBJECT TO CERTAIN STATE TAXES FOR CERTAIN PORTIONS OF OUR FEES CHARGED TO MERCHANTS THAT CURRENTLY ARE NOT PASSED THROUGH TO OUR MERCHANTS

We, like other transaction processing companies, may be subject to state taxation of certain portions of our fees charged to merchants for our services. Application of this tax is an emerging issue in the transaction processing industry and the states have not yet adopted uniform guidelines. If in the future we are required to pay such taxes and are not able to pass this expense on to our merchant customers, our financial condition could be adversely affected, which would lead to a devaluation of our securities.

WE MAY BE SUBJECT TO LIABILITY DUE TO SECURITY RISKS BOTH TO USERS OF OUR MERCHANT SERVICES AND TO THE UNINTERRUPTED OPERATION OF OUR SYSTEMS

Security and privacy concerns of users of online commerce such as our merchant services may inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions. We rely on secure socket layer technology, public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. However, various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. Because some of our activities may involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss and possible liability. In addition, our payment transaction services may be susceptible to credit card and other payment fraud schemes perpetrated by hackers or other criminals. If such fraudulent schemes become widespread or otherwise cause merchants to lose confidence in our services, or in Internet payments systems generally, our revenues could suffer and the market for our common stock could decline.

WE RELY ON THE INTERNET INFRASTRUCTURE, AND ITS CONTINUED COMMERCIAL VIABILITY, OVER WHICH WE HAVE NO CONTROL AND THE FAILURE OF WHICH COULD SUBSTANTIALLY UNDERMINE OUR BUSINESS STRATEGY

Our success depends, in large part, on other companies maintaining the Internet system infrastructure, including maintaining a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the infrastructure of the Internet may be unable to support the demands placed on it, and as a result the Internet's performance or reliability may suffer. Because we rely heavily on the Internet, this would make our business less profitable and would lead to a decrease in the value of our Common Stock.

WE MAY BE SUBJECT TO POTENTIAL LIABILITY FOR INFORMATION POSTED ON OUR CORPORATE WEBSITE.

The legal obligations and potential liability of companies which provide information by means of the Internet are not well defined and are evolving. Any liability of our company resulting from information posted on, or disseminated through, our corporate website could have a material adverse effect on our business, operating results and financial condition.

NEW AND POTENTIAL GOVERNMENTAL REGULATIONS DESIGNED TO PROTECT OR LIMIT ACCESS TO CONSUMER INFORMATION COULD ADVERSELY AFFECT OUR ABILITY TO PROVIDE THE SERVICES WE PROVIDE OUR MERCHANTS.

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. The laws governing privacy generally remain unsettled and it is difficult to determine whether and how existing and proposed privacy laws will apply to our business. Several states have proposed legislation that would limit the uses of personal information gathered using the Internet. Congress has also considered privacy legislation that could further regulate use of consumer information obtained over the Internet or in other ways. If legislation is passed by the individual states or Congress it would likely raise our cost of revenues, which would decrease our net profit and would lead to a decrease in the value of our securities.

OUR SYSTEMS AND OPERATIONS ARE VULNERABLE TO DAMAGE OR INTERRUPTION FROM FIRE, FLOOD, POWER LOSS, TELECOMMUNICATIONS FAILURE, BREAK-INS, EARTHQUAKE AND SIMILAR EVENTS

Our systems could fail or become unavailable, which would harm our reputation, result in a loss of current and potential customers and could cause us to breach existing agreements. Our success depends, in part, on the performance, reliability and availability of our services. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage as a result of these events. In addition, our systems use sophisticated software which may in the future contain viruses that could interrupt service. For these reasons, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems. If this happens, it is likely that we would lose customers and revenues would decrease.

BECAUSE MESSRS. FIRER, SHIMON AND GUILLIADOV BENEFICIALLY OWN AN AGGREGATE 55.3% OF THE REGISTRANT'S OUTSTANDING COMMON STOCK, THEY WILL EXERCISE CONTROL OVER CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Oleg Firer, our Chief Executive Officer, Yakov Shimon, our Vice President of Merchant Operations, and Miron Guilliadov, our Vice President of Indirect Sales, beneficially own an aggregate 55.3% of the issued and outstanding shares of our common stock. Accordingly, they will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. Firer, Shimon and Guilliadov may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

WE RELY ON KEY MANAGEMENT

Our success depends upon the personal efforts and abilities of Oleg Firer, our Chief Executive Officer, Yakov Shimon, our Vice President of Merchant Operations, and Miron Guilliadov, our Vice President of Indirect Sales. Our ability to operate and implement our business plan is heavily dependent on the continued service of Messrs. Firer, Shimon and Guilliadov, as well as our ability to attract, retain and motivate other qualified personnel, particularly in the areas of sales, marketing and management for our company. We face aggressive and continued competition for such personnel. We cannot be certain that we will be able to attract, retain and motivate such personnel.

We do not maintain key-man insurance on the lives of Messrs. Firer, Shimon and Guilliadov. If Messrs. Firer, Shimon and Guilliadov were to resign, the loss could result in loss of sales, delays in new product and service development and diversion of management resources, and we could face high costs and substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. The loss of Messrs. Firer, Shimon or Guilliadov and our inability to hire, retain and motivate qualified sales, marketing and management personnel for our company would have a material adverse effect on our business and operations.

                       RISKS RELATING TO OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE THERE ARE WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE.

The market price of our common stock may decline because there are a large number of warrants that may be available for future sale, and the sale of these shares may depress the market price. As of June 20, 2005, we had approximately 48,055,207 shares of common stock issued and outstanding, 461,456 outstanding options, and warrants to purchase up to 8,800,000 shares of common stock. Although the holders may not exercise or convert our outstanding warrants or convertible debentures if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the holders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering. The sale of these shares may adversely affect the market price of our common stock.

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained.

The last reported sales price for our common stock on June 20, 2005, was $0.17 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and

o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and

o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease office space at 14 Wall Street, Suite 1620, New York, New York 10005. The term of the lease for this office space is seven (7) years and ends in October 2011. We pay $13,400.42 per month for this office space which is approximately 5,545 square feet.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the Over-The-Counter Bulletin Board under the symbol "ACIE". The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Over-The-Counter Bulletin Board. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits.

                                                          High           Low
                                                          ----           ---
      2005    Fiscal:
              First Quarter                               0.16           0.08
              Second Quarter                              0.35           0.10
              Third Quarter                               0.40           0.12
              Fourth Quarter                              0.33           0.13

      2004    Fiscal:
              First Quarter                               0.11           0.06
              Second Quarter                              0.25           0.08
              Third Quarter                               0.30           0.07
              Fourth Quarter                              0.13           0.07

As of June 20, 2005, there were 48,055,207 shares of common stock outstanding.

As of June 20, 2005, there were approximately 66 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

Dividends

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

                      EQUITY COMPENSATION PLAN INFORMATION

We currently do not have an equity compensation plan in place. However we have issued options to our management team pursuant to the employment agreement dated July 1, 2004.

                       NUMBER OF SECURITIES TO BE ISSUED
                               UPON EXERCISE OF               EXERCISE PRICE OF OUTSTANDING        NUMBER OF SECURITIES VESTED AS OF
     NAME                     OUTSTANDING OPTIONS                        OPTIONS                            MARCH 31,2005
                                      (a)                                  (b)                                    (c)
Oleg Firer                         1,845,825                              $1.00                                  461,456
Yakov Shimon                        461,456                               $1.00                                  115,364
Miron Guilliadov                    461,456                               $1.00                                  115,364

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

In May 2005, we issued 922,900 options and 720,000 warrants to Jeffrey A. Tischler, our Chief Financial Officer. The options have an exercise price of $1.00 and vest over a two-year period at 115,362 options every quarter. The warrants have an exercise price of $0.50 and vest over a one-year period at 360,000 every six months.

On February 3, 2005, we entered into a Securities Purchase Agreement pursuant to which we sold and issued 8,540,000 shares of common stock, par value $.001 per share, and common stock purchase warrants to purchase 8,540,000 shares of our common stock to several accredited investors who are a party to the Securities Purchase Agreement for net proceeds of $1,002,500. Offering costs associated with the sale of common stock were $65,000.

On December 3, 2004, we entered into an Investor Relations Agreement with Investor Relations Network pursuant to which we issued warrants to purchase an aggregate of 150,000 shares of our common stock, par value $.001 per share, at an exercise price of $0.25 per share.

On September 2, 2004, we entered into a Subscription Agreement pursuant to which we sold and issued an aggregate of 600,000 shares of common stock, par value $.001 per share, to several accredited investors who are a party to the Subscription Agreement for net proceeds of $150,000.

On June 2, 2004, we entered into a Subscription Agreement pursuant to which we sold and issued an aggregate of 500,000 shares of GM Merchant Solutions, Inc. common stock ("GMMS Stock"), par value $.001 per share, to several accredited investors who are a party to the Subscription Agreement for net proceeds of $500,000. On July 2, 2004, as part of the Exchange Agreement, 500,000 shares of GMMS Stock were converted into 828,095 of common stock.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Acies or executive officers of Acies, and transfer was restricted by Acies in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

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

OVERVIEW

We, through our subsidiary Acies, Inc. ("Acies"), are engaged in the business of delivering payment processing and online banking solutions to small, medium and large size merchants across the United States.

On July 2, 2004, we acquired approximately 99.2%, and subsequently thereto acquired the remaining 0.8%, of the issued and outstanding common stock of Acies in exchange for 26,150,000 newly issued shares of our common stock pursuant to an Exchange Agreement whereby Acies became our wholly-owned subsidiary (the "Exchange"). As a result of the Exchange, control of our company shifted to the former shareholders of Acies.

On July 13, 2004, we entered into an agreement with Terence Channon, our former President and Chief Executive Officer, whereby we agreed to transfer all of our assets held immediately prior to the Exchange, and all of our then existing liabilities, to Terence Channon in consideration for Mr. Channon's cancellation of 4,285,000 shares of our common stock. To facilitate this agreement, we also entered into an agreement with a third party to purchase 200,000 shares of our common stock held by a third party for $.001 per share (or an aggregate of $200), which shares our Board of Directors have also approved for cancellation.

For our fiscal years ended March 31, 2005 and March 31, 2004, we had a net loss of $(3,341,095) and $(3,750), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

Our principal executive offices are located at 14 Wall Street, Suite 1620, New York, NY 10005 and our telephone number is (800) 361-5540. We are incorporated in the State of Nevada.

COMPANY HISTORY

We were incorporated in the State of Nevada on April 22, 2004 as GM Merchant Solutions, Inc. We changed our name to Acies, Inc. on June 23, 2004. On June 28, 2004, we purchased substantially all of the assets of GM Merchant Solution, Inc. ("GM-NY") and GMS Worldwide, LLC ("GMS-NY"). Messrs. Firer, Shimon and Guilliadov had been engaged in the payment processing business through GM Merchant Solution, Inc. and/or GMS Worldwide, LLC since August 2002. They will continue this business through our company.

On July 2, 2004, Atlantic Synergy, Inc. ("Atlantic") acquired approximately 99.2% of the issued and outstanding common stock of our company in exchange for approximately 26,150,000 newly issued shares of Atlantic's common stock (the "Exchange"). In connection with, and subsequent to, the Exchange, Atlantic transferred all of its assets held immediately prior to the Exchange, subject to all of the Atlantic's then existing liabilities, to Terence Channon, Atlantic's former President and Chief Executive Officer, in consideration for Mr. Channon's cancellation of 4,285,000 shares of Atlantic's common stock and the cancellation of 200,000 shares of Atlantic's common stock held by a third party.

On June 28, 2004, we acquired the cash, accounts receivable, office equipment, furniture, computer hardware and software, and goodwill and other intangible property (including customer lists, leases, and material contracts) of GM-NY and GMS-NY in exchange for 250,000 and 250,000 shares, respectively, of our common stock. GM-NY and GMS-NY subsequently exchanged their shares of our common stock for Atlantic's common stock. Messrs. Firer, Shimon and Guilliadov commonly control GM-NY, GMS-NY, our company and Atlantic. GM-NY and GMS-NY used the assets acquired by our company in the business of delivering payment processing solutions for the retail, restaurant, direct marketing, quick service restaurant, hospitality, supermarket, petroleum, financial services and healthcare industries. We intend to continue such use.

RESULTS OF OPERATIONS

REVENUES

Net revenues increased $2,650,072 (or 209%) to $3,920,139 for the fiscal year ended March 31, 2005, as compared to net revenues of $1,270,067 for the fiscal year ended March 31, 2004. The increase in net revenues was due to an increase in service revenues from new and existing customers, slightly offset by a decrease in product revenues as the company's strategy shifted to place a greater focus on service revenue.

Cost of revenues increased $2,299,130 (or 236%) to $3,273,967 for the fiscal year ended March 31, 2005, as compared to cost of revenues of $974,837 for the fiscal year ended March 31, 2004. The increase in cost of revenues was attributed to an increase in merchant processing costs that resulted from an increase in existing and new merchant processing revenues.

Gross margin increased $350,942 (or 119%) to $646,172 for the fiscal year ended March 31, 2005, as compared to gross margin of $295,230 for the fiscal year ended March 31, 2004. The increase in gross margin is directly attributable to the increase in net revenues that was offset by the increase in costs of revenues.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense increased $3,609,469 (or 1,207%) to $3,908,449 for the fiscal year ended March 31, 2005, as compared to G&A expense of $298,980 for the fiscal year ended March 31, 2004. The increase in G&A expense was primarily attributable to issuance of common stock valued at $2,085,436 for services, principally in connection with the Exchange, as well as other increases in G&A expense corresponding to the company's growth as reflected in the increase in net revenues.

LOSS ON EXTINGUISHMENT OF DEBT

During the fiscal year ended March 31, 2005, we incurred a loss of $72,447 on extinguishment of debt resulting from the conversion of $100,000 of debt and $2,522 of accrued interest into 700,000 shares of common stock. No such extinguishment occurred during the fiscal year ended March 31, 2004.

INTEREST EXPENSE

We had interest expense of $7,500 and interest income of $1,129 for the fiscal year ended March 31, 2005, as compared to no interest expense or income for the fiscal year ended March 31, 2004.

NET LOSS

We had a net loss of $3,341,095 for the fiscal year ended March 31, 2005, as compared to a net loss of $3,750 for the fiscal year ended March 31, 2004. The increase in net loss is directly attributable to the increase in G&A expense, somewhat offset by the increase in gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of March 31, 2005 were $1,186,646, consisting of $748,364 of cash and $438,282 of net accounts receivable. Total current liabilities of $605,900 consisted of $439,018 of accounts payable, a $100,000 note payable, and $66,882 in accrued expenses. As of March 31, 2005, we had working capital of $580,746. The ratio of current assets to current liabilities was 196% as of March 31, 2005.

Cash used in operating activities during the fiscal year ended March 31, 2005 was $887,232. Cash flows from financing activities for the fiscal year ended March 31, 2005 totaled $1,652,500 relating to the issuance of Acies' common stock. Comparatively, cash used in operating activities during the fiscal year ended March 31, 2004 was $3,984, and cash flows from financing activities were $11,000 relating to capital contributions.

On July 2, 2004, Acies issued a $200,000 unsecured note payable bearing interest of 6%, payable within 30 days from the date of the close of the Exchange for services provided by M&A Capital Advisors ("M&A") in connection with Acies' reverse merger. The note became due on or about August 2, 2004 and, on November 17, 2004, Acies and M&A agreed to extend the due date of the note until May 31, 2005 (See Note 4 to the financial statements). In December, Acies converted $102,522 of debt and accrued interest into 700,000 shares of stock, which had been held by M&A as collateral, valued at $175,000, with and additional 100,000 shares valued at $25,000 issued as a refinancing charge to effect the November agreement. As a result of such agreement and the conversion outlined above, Acies was not in default under the note as of March 31, 2005. In May 2005, the balance of the note was satisfied through the conversion of debt to stock which M&A had held as collateral (See Notes 7, 8 and 10 to the financial statements).

Acies believes that it has sufficient cash, other current assets and operating cash flow to sustain foreseeable organic growth throughout the next fiscal year. In the event that this is not the case, or if Acies should choose to adopt a strategy of growth through acquiring portfolios of merchant accounts, Acies believes that it can secure additional capital through debt and/or equity financing. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we should need to and are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan.

OFF BALANCE SHEET ARRANGEMENTS

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. We have two types of revenue. Service revenue consists of credit card processing services which are recognized when the services are rendered. Product revenue consists of sales of credit card terminals and is recognized at the point of sale, or when the product is shipped or installed. Service revenue was $3,745,752 and $993,594 for fiscal years 2005 and 2004. Product revenue was $174,387 and $276,473 for fiscal years 2005 and 2004.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which and entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123 shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to Blast's calculation of the pro forma impact on net income of FAS 123 included in the footnotes to the financial statements.

ITEM 7. FINANCIAL STATEMENTS.

FINANCIAL STATEMENT INDEX

                                ACIES CORPORATION
                     (FORMERLY GM MERCHANT SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                                    (AUDITED)

                                                                            PAGE

      Report of Registered Independent Accounting Firm                       F-1

      Balance Sheet                                                          F-2

      Statements of Operations                                               F-3

      Statements of Shareholders' Equity                                     F-4

      Statements of Cash Flows                                               F-5

      Notes                                                                  F-6

                REPORT OF REGISTERED INDEPENDENT ACCOUNTING FIRM

To the Board of Directors
  Acies Corporation (formerly GM Merchant Solutions, Inc.)
  New York, New York

We have audited the accompanying consolidated balance sheet of Acies Corporation as of March 31, 2005, and the related statements of operations, shareholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of Acies Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acies Corporation as of March 31, 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

June 27, 2005

                                ACIES CORPORATION
                     (formerly GM MERCHANT SOLUTIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                              As of March 31, 2005


                            ASSETS
Current Assets
      Cash                                                          $   748,364
      Accounts receivable, net                                          438,282
                                                                    -----------
         Total current assets                                         1,186,646

      Deposit                                                            36,042
      Fixed assets, net of accumulated depreciation of $2,932            21,819
                                                                    -----------
         Total Assets                                               $ 1,244,507
                                                                    ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                              $   439,018
      Accrued expenses                                                   66,882
      Note payable                                                      100,000
                                                                    -----------
        Total current liabilities                                       605,900
                                                                    -----------

Commitment and contingencies                                                 --

Shareholders' Equity
      Common stock, $.001 par value, 200,000,000 shares
        authorized, 48,055,207 shares issued and outstanding             48,055

      Additional paid in capital                                      4,003,560

      Accumulated deficit                                            (3,413,008)
                                                                    -----------
        Total shareholders' equity                                      638,607
                                                                    -----------

        Total Liabilities and Shareholders' Equity                  $ 1,244,507
                                                                    ===========

                 See summary of significant accounting policies
                       and notes to financial statements.

                                ACIES CORPORATION
                     (formerly GM MERCHANT SOLUTIONS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2005 and 2004

                                                     2005              2004
                                                 ------------      ------------

Net revenues                                     $  3,920,139      $  1,270,067
Cost of revenues                                    3,273,967           974,837
                                                 ------------      ------------
Gross margin                                          646,172           295,230

General, administrative and selling                 3,908,449           298,980
                                                 ------------      ------------


   Operating loss                                  (3,262,277)           (3,750)

Loss on extinguishment of debt                        (72,447)               --
Interest expense                                       (7,500)               --
Interest income                                         1,129                --
                                                 ------------      ------------

Net loss                                         $ (3,341,095)     $     (3,750)
                                                 ============      ============

Net income (loss) per share                      $      (0.09)     $      (0.00)
Weighted average shares outstanding                35,829,922        25,321,906

                 See summary of significant accounting policies
                       and notes to financial statements.

                                ACIES CORPORATION
                     (formerly GM MERCHANT SOLUTIONS, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      March 31, 2003 through March 31, 2005

                                                             Additional
                                                              Paid-In-      Accumulated
                                       Common Stock            Capital        Deficit         Total
                                 -------------------------   -----------    -----------    -----------
Balance, March 31, 2003           25,321,906   $    25,322   $    38,703    $   (68,163)   $    (4,138)

Contributions to capital                  --            --        17,000             --         17,000

Net loss                                  --            --            --         (3,750)        (3,750)
                                 -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2004           25,321,906   $    25,322   $    55,703    $   (71,913)   $     9,112

Stock issued to Atlantic
  Synergy shareholders             3,913,750         3,914        (3,914)            --             --
Stock issued for services          7,351,456         7,351     2,078,085             --      2,085,436
Stock issued for cash              9,968,095         9,968     1,642,532             --      1,652,500
Stock issued for partial
  conversion of Note Payable         700,000           700       174,300             --        175,000
Stock issued for refinancing
  charges on debt                    100,000           100        24,900             --         25,000
Stock issued as collateral for
Note Payable                         700,000           700          (700)            --             --
Warrant expense                           --            --        32,654             --         32,654

Net loss                                  --            --            --     (3,341,095)    (3,341,095)
                                 -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2005           48,055,207   $    48,055   $ 4,003,560    $(3,413,008)   $   638,607
                                 ===========   ===========   ===========    ===========    ===========

                 See summary of significant accounting policies
                       and notes to financial statements.

                                ACIES CORPORATION
                     (formerly GM MERCHANT SOLUTIONS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended March 31, 2005 and 2004

                                                              2005          2004
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                            $(3,341,095)   $    (3,750)
      Adjustments to reconcile net loss to cash used
       in operating activities:
            Rent forgiven by founders                              --          6,000
            Stock issued for services                       2,085,436             --
            Stock issued for refinancing charges               25,000             --
            Stock issued for accrued interest                   2,553             --
            Warrant expense                                    32,654             --
            Note payable issued for services                  200,000             --
            Depreciation expense                                2,932             --
            Loss on extinguishment of debt                     72,447             --
            Bad debt                                           37,322             --
            Changes in assets and liabilities:
               Accounts receivable                           (326,189)      (142,653)
               Deposit                                        (36,042)            --
               Accounts payable                               295,997        131,291
               Accrued expenses                                61,753          5,128
                                                          -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                      (887,232)        (3,984)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of fixed assets                                (24,751)            --
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

      Stock issued for cash                                 1,652,500             --
      Contributions to capital                                     --         11,000
                                                          -----------    -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 1,652,500         11,000
                                                          -----------    -----------

NET CHANGE IN CASH                                            740,517          7,016
      Cash, beginning of the year                               7,847            831
                                                          -----------    -----------
      Cash, end of the year                               $   748,364    $     7,847
                                                          ===========    ===========

      Non-cash items:

            Stock issued for debt                         $   175,000    $        --

                 See summary of significant accounting policies
                       and notes to financial statements.

                                ACIES CORPORATION
                     (formerly GM MERCHANT SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Acies Corporation (formerly GM Merchant Solutions, Inc.) ("Acies") was incorporated in Nevada on April 22, 2004. In June 2004, ACIES purchased the assets, liabilities and operations of GMS Worldwide, LLC ("GMS"), which was incorporated in New York on August 14, 2003 and GM Merchant Solution, Inc. ("GM New York"), which was incorporated in New York on August 9, 2002. All three companies were under common ownership at the time of acquisition. Acies sells point of sale systems equipment and credit card processing services to merchants. Acies outsources the processing services to First Data Corp. and Chase Merchant Services, LLC.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Acies considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Acies, GMS and GM New York as entities under common control. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue Recognition. Acies recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Acies has two types of revenue. Service revenue consists of credit card processing services which are recognized when the services are rendered. Service revenue is presented gross in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal Versus Net as an Agent" because Acies is the primary obligor in the arrangement, has latitude in establishing price, has discretion in supplier selection and has credit risk. Product revenue consists of sales of credit card terminals and is recognized at the point of sale, or when the product is shipped or installed. Product revenues were $174,387 and $276,473 for fiscal years 2005 and 2004, respectively. Service revenues were $3,745,752 and 993,594 for fiscal years 2005 and 2004, respectively.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. Bad debt expense was $37,322 and $2,000 for the fiscal years 2005 and 2004, respectively.

Income taxes. Acies recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Acies provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share. Acies calculates basic and diluted net loss per share which is in accordance with Financial Accounting Standards Statement 128, which is calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which and entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123 shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to Blast's calculation of the pro forma impact on net income of FAS 123 included in Note 2.

NOTE 2 - STOCK BASED COMPENSATION:

Acies accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Acies granted 2,768,737 options to purchase common stock to employees during the fiscal year ended March 31, 2005. All options vest every quarter over 3 years, have an exercise price of $1.00 and expire 5 years from the date of grant. Acies recorded compensation expense of $0 under the intrinsic value method during the year ended March 31, 2005.

The following table illustrates the effect on net income (loss) and net income
(loss) per share if, Acies had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   2005               2004
                                             ---------------    ---------------
      Net income (loss) as reported          $    (3,341,095)   $        (3,750)
      Add:  stock based
            compensation
            determined under
            intrinsic value                               --                 --
      Less: stock based
            compensation
            determined under
            fair value-
            based method                            (284,426)                --
                                             ---------------    ---------------
      Pro forma net loss                     $    (3,625,521)   $        (3,750)
                                             ===============    ===============

      Basic and diluted net loss
       per common share:
          As reported                        $         (0.09)   $         (0.00)
          Pro forma                                    (0.10)             (0.00)

The weighted average fair value of the stock options granted during fiscal0, respectively. Variables used in the Black-Scholes option-pricing model include
(1) risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was zero (minimal value), and (4) zero expected dividends.

NOTE 3 - STOCK OPTIONS AND WARRANTS

Summary information regarding options and warrants are as follows:

                                                                          Weighted                         Weighted
                                                                          Average                          Average
                                                       Options          Share Price       Warrants        Share Price
                                                    ------------        ------------    ------------     ------------
      Outstanding at
         March 31, 2004                                       --        $         --              --               --

      Year ended March 31, 2005:
         Granted                                       2,768,737                1.00       8,800,000             0.25
         Exercised                                            --                  --              --               --
                                                    ------------        ------------    ------------     ------------
      Outstanding at
         March 31, 2005                                2,768,737        $       1.00       8,800,000     $       0.25
                                                    ============        ============    ============     ============

Options outstanding and exercisable as of March 31, 2005:

                        Outstanding
              -------------------------------                      Exercisable
                                    Number          Remaining         Number
              Exercise Price      of Shares           life          of Shares
              --------------    -------------     ------------     ------------
                  $1.00             2,768,737        4 years            692,184
                                -------------                      ------------
                                    2,768,737                           692,184
                                =============                      ============

Warrants outstanding and exercisable as of March 31, 2005:

                        Outstanding
              -------------------------------                      Exercisable
                                    Number          Remaining         Number
              Exercise Price      of Shares           life          of Shares
              --------------    -------------     ------------     ------------
                  $0.25             8,800,000        5 years          8,800,000
                                -------------                      ------------
                                    8,800,000                         8,800,000
                                =============                      ============

NOTE 4 - DEPOSIT

Acies paid a security deposit of $36,042 on a seven year office lease. The deposit is refundable at the end of the lease, June 4, 2011.

NOTE 5 - FIXED ASSETS

Property and equipment consisted of the following at March 31, 2005:

                   Description                    Life           Amount
              -----------------------            -------       ----------
              Computer equipment                 3 years       $    8,563
              Office furniture                   7 years           12,846
              Equipment                          5 years            3,343
                                                               ----------
                                                                   24,752
              Less: accumulated depreciation                       (2,931)
                                                               ----------
                                                               $   21,821
                                                               ==========

Depreciation expense totaled and in fiscal and, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

From inception through May 2004, Acies leased office space on a month-to-month basis under a verbal sublease agreement with a company owned by the founders for $3,000 per month. The founders did not require Acies to pay rent for January 2004 and February 2004. The $6,000 of rent has been expensed and treated as a contribution to capital. Rent expense was $119,438 and $37,626 for fiscal 2005 and 2004, respectively.

ACIES current office is located in New York, New York. On June 4, 2004 ACIES entered into a 7 year lease agreement with W12/14 Wall Realty L.L.C. Rent is reserved under a fixed rent with the first years monthly rent at $13,400 per month. Future minimum lease payments consist of the following:

      Fiscal 2006       164,409
      Fiscal 2007       168,103
      Fiscal 2008       171,890
      Fiscal 2009       182,980
      Thereafter        774,561

ACIES entered into a 3 year marketing agreement with Chase Merchant Services, L.L.C. ("CMS") on December 9, 2002. CMS establishes and maintains a merchant program for the purpose of providing authorization, processing and settlement of bankcard transactions for merchants. ACIES is responsible for marketing CMS's services to merchants. ACIES has a production level of 150 accounts per month. Production penalties of $25 per merchant below the production level are assessed if the production level is not met.

NOTE 7 - NOTE PAYABLE

On July 2, 2004, Acies exchanged a $200,000 unsecured note payable bearing interest of 6%, payable in 12 months for services provided by M&A Capital Advisers ("M&A") in connection with Acies' reverse merger.

Pursuant to an agreement with M&A dated November 17, 2004 (the "M&A Agreement"), 1,400,000 shares of Acies common stock were issued as collateral for the note. Under the terms of the M&A Agreement, during December 2004, Acies converted $102,522 of the M&A Capital Advisers debt into 700,000 shares of common stock valued at $175,000. The difference was charged to loss on extinguishment of debt. Acies also issued 100,000 shares of common stock valued at $25,000 for refinancing charges on the $200,000 note due to M&A Capital Advisors. See Note 10 for detail on the conversion of the remaining balance of the debt to the remaining 700,000 shares of common stock.

NOTE 8 - COMMON STOCK

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

During the year ended March 31, 2005, Acies issued 7,351,456 shares of common stock to several individuals for services valued at $2,085,437. 3,201,456 of these shares valued at $1,072,937 were issued to related parties.

During the year ended March 31, 2005, Acies sold 9,968,095 shares of common stock and 8,540,000 warrants to purchase common stock to several investors for proceeds of $1,652,500. The relative fair value for the warrants is $653,547 and the fair value was $1,877,563.

During November 2004, Acies issued 1,400,000 shares of common stock as collateral for a note payable in the amount of $200,000. As of March 31, 2005, Acies had converted a portion of the note, along with accrued interest, into 700,000 of the share which had been held as collateral. Acies also issued 100,000 shares of common stock valued at $25,000 for refinancing charges. See
Note 4 & 10 for details.

NOTE 9 - INCOME TAXES

Acies uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, Acies incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,251,000 at March 31, 2005, and will expire in the years.

At, deferred tax assets consisted of the following:

            Deferred tax assets
                  Net operating losses                 $  425,482
                  Less: valuation allowance              (425,482)
                                                       ----------
                        Net deferred tax asset         $        0
                                                       ==========

NOTE 10 - SUBSEQUENT EVENT

Pursuant to the M&A Agreement (See Note 4), as of May 31, 2005, Acies converted the remaining $100,000 principal amount of the note payable into the remaining 700,000 shares of Acies common stock which had been issued as collateral.

In May 2005, Acies issued 922,900 options and 720,000 warrants to the Chief Financial Officer. The options have an exercise price of $1.00 and vest over a two-year period at 115,362 options every quarter. The warrants have an exercise price of $0.50 and vest over a one-year period at 360,000 every six months.

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors are elected at each meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualifications of their successors. Executive officers are elected by and serve at the discretion of the board of directors.

Our executive officers, managers and directors are as follows:

      Name                       Age  Position
      ----                       ---  --------
      Oleg Firer                 27   Chairman of the Board of Directors,
                                      President and Chief Executive Officer
      Jeffrey A. Tischler        49   Chief Financial Officer
      Yakov Shimon               34   Vice President, Merchant Operations
      Miron Guilliadov           30   Vice President, Indirect Sales
      Jeffrey Klores             47   Director

OLEG FIRER, CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER - From May 2005 to the present, Oleg Firer has served as Chairman of the Board of Directors. From July 2004 to the present, Mr. Firer has served as our President, Chief Executive Officer, Secretary, and Treasurer. Mr. Firer has served as the President of GM Merchant Solution, Inc., since August 2002. Additionally, Mr. Firer has served as the Managing Partner of GMS Worldwide, LLC, since August 2003. From November 2002 to December 2003, Mr. Firer served as the Chief Operating Officer of Digital Wireless Universe, Inc. From December 2001 to November 2002, Mr. Firer served as the Managing Partner of CELLCELLCELL, LLC. From March 1998 to December 2001, Mr. Firer served as Vice President of SpeedUS Corp (NASDAQ: SPDE). Mr. Firer attended business management classes at Phoenix University in 2000. Mr. Firer studied Computer Science at New York Technical College from 1993 to 1995.

JEFFREY A. TISCHLER, CHIEF FINANCIAL OFFICER, joined Acies as its Chief Financial Officer on May 6, 2005. Prior to joining Acies, Jeffrey A. Tischler was Vice President of Asta Funding, Inc. (NASDAQ:ASFI), a consumer receivables asset management company, where his responsibilities included involvement in operational and financial functions ranging from strategic planning to strengthening the company's infrastructure. From 1993 to 2000, Mr. Tischler was Executive Vice President and Chief Financial Officer of LandAmerica Financial Group, Inc. (NYSE:LFG), including serving as Executive Vice President and Chief Financial and Administrative Officer of LandAmerica's acquired predecessors, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company. From 1980 to 1993, Mr. Tischler was with Reliance Group Holdings, Inc., where he held the position of Vice President of Financial Planning and Analysis. A certified public accountant, Mr. Tischler was a senior accountant with KPMG Peat Marwick from 1978 to 1980. Mr. Tischler received an M.B.A. degree in Finance and Accounting from the University of Rochester's Simon School of Business in 1978, and a B.A. in Economics from the University of Rochester in 1977.

YAKOV SHIMON, VICE PRESIDENT - From July 2004 to the present, Yakov Shimon has served as our Vice President of Merchant Operations. Mr. Shimon has served as Vice President of GM Merchant Solution, Inc., since August 2002. Additionally, Mr. Shimon has served as a Member of GMS Worldwide, LLC., since August 2003. From February 2000 to December 2003 Mr. Shimon served as Vice President of Development of Digital Wireless Universe, Inc. From September 1998 to February 2000, Mr. Shimon served as Senior Developer at SpeedUS Corp (NASDAQ: SPDE). Mr. Shimon graduated from Polytechnic University in New York with a major in Mechanical Engineering in August 1995.

MIRON GUILLIADOV, VICE PRESIDENT - From July 2004 to the present, Miron Guilliadov has served as our Vice President of Indirect Sales. Additionally, since August 2003, he has served as a Member of GMS Worldwide, LLC and since August 2002, has served as the Vice President of Sales of GM merchant Solution, Inc. From August 2001 to August 2002, Mr. Guilliadov worked as an independent sales agent for FMBS, Concord EFS, EZ-Cash ATM, CIT, Northern Leasing as well as other companies. From April 2001 to June 2001, he worked as a sales executive at First Data Merchant Services. Mr. Guilliadov attended Brooklyn Community College from 1992 to 1994 and the Bikman Institute from 1996to 1997.

JEFFREY KLORES, DIRECTOR. From 2002 to the present, Jeffrey Klores has served as Vice President of Sales for the Eastern U.S. and Canada for Santa Clara, California-based ViVOtech, which specializes in electronic payment technology on a worldwide basis where customers can make payments with radio frequency ("RF") enabled credit cards, access cards and cell phones at existing point-of-sale systems. From 1998 to 2000, Mr. Klores served as Eastern Sales Manager of InfoSpace, where he was involved with business development activities with U.S. banks and financial services organizations. From 1994 to 1996, Mr. Klores was Director of New Business Development of First Data Corporation (NYSE: FDC), where he helped create merchant processing alliances with domestic-based-banks. From 1991 to 1993, he was Senior Account Executive at Electronic Data Systems Corporation (NYSE: EDS) where he was responsible for sales to credit card issuing, acquiring, and debit card processing banks. From 1989 to 1991, Mr. Klores served as Sales Manager of Norwest Card Services, where he led the merchant acquiring, card issuing, debit and correspondent data processing sales efforts across the United States. In 1980 Mr. Klores received a Bachelor's Degree in Marketing from the University of Arizona and received an M.B.A. in Management from Western International University in 1984.

EXECUTIVE OFFICERS OF THE COMPANY

Officers are appointed to serve at the discretion of the Board of Directors. None of our executive officers, managers or directors has a family relationship with any other of our executive officers, managers or directors.

COMMITTEES OF THE BOARD OF DIRECTORS

We currently do not have any committees of our board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, AS AMENDED.

Based on our review of copies of all disclosure reports filed by our directors and executive officers pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, a number of Forms 3, 4, and 5 were not timely filed. They are as follows:

o     Forms 4 filed by Terrance Channon on June 18 and July 21, 2004;

o Forms 3 filed by Oleg Firer, Yakov Shimon and Miron Guilliadov on July 20, 2004; and

o     Forms 4 filed by Michael Beygelman on September 22 and September 29, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The compensation for all of our former and current directors and officers individually for services rendered to us for the fiscal year ended March 31, 2005 is set forth in the following table:

                                                                        Other Annual
Name and Position        Fiscal Year        Salary       Bonus ($)      Compensation    Options/SARs (#)(1)
-----------------        -----------        ------       ---------      ------------    ------------------
Oleg Firer                   2005          $ 123,846          0         $       0               461,456
President and CEO            2004                  0          0         $  33,313                    --
                             2003                  0          0         $       0                    --

Yakov Shimon                 2005          $  66,766          0                 0               115,364
Vice President               2004                  0          0         $   6,000                    --
                             2003                  0          0         $   4,000                    --

Miron Guilliadov             2005          $  66,766          0                 0               115,364
Vice President               2004                  0          0         $  37,083                    --
                             2003                  0          0         $  15,769                    --

Terence Channon (2)          2005                 --         --                --                    --
Former President and CEO     2004                 --         --                --                    --
                             2003          $  77,898          0                 0                    --

Compensation amounts listed above do not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1) Total Options vested as of March 31, 2005. All options are exercisable at $1.00.

(2) Terence Channon was the President and Chief Executive Officer of our predecessor corporation, Atlantic Synergy, Inc.

COMPENSATION OF DIRECTORS

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. Directors do receive stock compensation for services.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

The following table provides information related to options granted to our named executive officers during the fiscal year ended March 31, 2005.

                               Number of         % of Total
                              Securities           Options         Exercise
                              Underlying         Granted in         Price
            Name            Options Granted      Fiscal 2005       ($/Share)       Expiration Date
      -----------------    -----------------   ---------------  ---------------   -----------------
      Oleg Firer(1)            1,845,825              67%            $1.00             7/1/09
      Yakov Shimon(1)            461,456            16.5%            $1.00             7/1/09
      Miron Guilliadov(1)        461,456            16.5%            $1.00             7/1/09

(1) On July 1, 2004, in connection with employment agreements entered into with certain key officers of the company, Acies granted 2,768,737 options to purchase common stock at an exercise price of $1.00 per share, that vest over a three-year period, ratably on a quarterly basis, as follows:

      o 1,845,825 granted to Oleg Firer, of which 461,456 have vested through March 31, 2005;
      o 461,456 granted to Yakov Shimon, of which 115,364 have vested through March 31, 2005; and
      o 461,456 granted to Miron Guilliadov, of which 115,364 have vested through March 31, 2005.

All of the above options expire five years from the date of the grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

No individual exercises of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended March 31, 2005.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We had no long-term incentive plans and made no stock awards during our fiscal year ended March 31, 2005.

EXECUTIVE EMPLOYMENT AGREEMENTS

On July 1, 2004, we entered into a three-year employment contract with Oleg Firer to serve as our Chief Executive Officer. Under the terms of the contract, Mr. Firer will receive a base salary of $180,000 per year subject to upward or downward adjustments each year after an annual review. Mr. Firer is also entitled to receive annual performance based bonuses targeted at 30% or greater of his base salary and contingent bonus based on certain performance factors. In addition, Mr. Firer will receive stock options that vest over a three-year period to purchase 1,845,825 shares of our common stock at an exercise price of $1.00 per share, which stock option obligation we assumed in connection with closing the Exchange Agreement we entered into with Atlantic Synergy, Inc. dated as of July 2, 2004.

On July 1, 2004, we entered into a one-year employment contract with Yakov Shimon to serve as our Vice President of Merchant Operations. Under the terms of the contract, Mr. Shimon will receive a base salary of $95,000 per year subject to upward or downward adjustments each year after an annual review. Mr. Shimon is also entitled to receive annual performance based bonuses based on certain performance factors. In addition, Mr. Shimon will receive stock options that vest over a three-year period to purchase 461,456 shares of our common stock at an exercise price of $1.00 per share, which stock option obligation we assumed in connection with closing the Exchange Agreement we entered into with Atlantic Synergy, Inc. dated as of July 2, 2004.

On July 1, 2004, we entered into a one-year employment contract with Miron Guilliadov to serve as our Vice President of Indirect Sales. Under the terms of the contract, Mr. Guilliadov will receive a base salary of $95,000 per year subject to upward or downward adjustments each year after an annual review. Mr. Guilliadov is also entitled to receive annual performance based bonuses based on certain performance factors. In addition, Mr. Guilliadov will receive stock options that vest over a three-year period to purchase 461,456 shares of our common stock at an exercise price of $1.00 per share, which stock option obligation we assumed in connection with closing the Exchange Agreement we entered into with Atlantic Synergy, Inc. dated as of July 2, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table identifies as of June 20, 2005 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of the common stock of the Company, and the number of and percent of the Company's common stock beneficially owned by:

o     all directors and nominees, naming them,

o     our executive officers,

o     our directors and executive officers as a group, without naming them, and

o persons or groups known by us to own beneficially 5% or more of our common stock:

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from June 20, 2005 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of June 20, 2005 have been exercised and converted.


                                      Common Stock        Percentage of
Name of Beneficial Owner(1)        Beneficially Owned     Common Stock(2)
---------------------------        ------------------     --------------
Oleg Firer                            10,241,361 (3)           19.93%
14 Wall St., Suite 1620
New York, NY 10005

Yakov Shimon                           9,086,328 (4)           17.69%
14 Wall St., Suite 1620
New York, NY 10005

Miron Guilliadov                       9,086,328 (5)           17.69%
14 Wall St., Suite 1620
New York, NY 10005

Jeffrey Klores                             1,000                   *
14 Wall St., Suite 1620
New York, NY 10005

Jeffrey A. Tischler                           --                   *
14 Wall St., Suite 1620
New York, NY 10005

All Officers and Directors            28,415,017               55.31%
As a Group (5 persons)
------------------------------
Bristol Investment Fund, Ltd.          4,800,000 (6)            9.34%
10990 Wilshire Blvd., Suite 1410
Los Angeles, CA 90024

* Less than 1%

(1)   The address of each beneficial owner is the address of the Company.

(2) Based on 48,055,207 shares of common stock outstanding as of June 20, 2005, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3) Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 342,188 shares of common stock issued on July 2, 2004 which are held indirectly by Oleg Firer, Yakov Shimon and Miron Guilliadov; (iii) 342,188 shares of common stock issued on July 2, 2004 which are held indirectly by Oleg Firer, Yakov Shimon and Miron Guilliadov; (iv) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; (v) 4,000 shares of common stock purchased on the open market on October 5, 2004 at a price of $0.25 per share; (vi) 5,200 shares of common stock purchased on the open market on February 25, 2005 at a price of $0.19 per share; and (vii) options issued on July 1, 2004 to purchase an aggregate of 615,275 shares of common stock which will have vested as of June 30, 2005 at a price of $1.00 per share.

(4) Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; and
      (iii) options issued on July 1, 2004 to purchase an aggregate of 153,818 shares of common stock which will have vested as of June 30, 2005 at a price of $1.00 per share.

(5) Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; and
      (iii) options issued on July 1, 2004 to purchase an aggregate of 153,818 shares of common stock which will have vested as of June 30, 2005 at a price of $1.00 per share.

(6) Includes: (i) 2,400,000 shares of common stock; and (ii) 2,400,000 shares of common stock upon exercise of warrants at an exercise price of $0.25 per share, each of which were issued pursuant to the February 2005 private placement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2005, we issued 922,900 options and 720,000 warrants to the Jeffrey A. Tischler, our Chief Financial Officer. The options have an exercise price of $1.00 and vest over a two-year period at 115,362 options every quarter. The warrants have an exercise price of $0.50 and vest over a one-year period at 360,000 every six months.

On July 1, 2004, we entered into a three-year employment contract with Oleg Firer to serve as our Chief Executive Officer. Under the terms of the contract, Mr. Firer will receive a base salary of $180,000 per year subject to upward or downward adjustments each year after an annual review. Mr. Firer is also entitled to receive annual performance based bonuses targeted at 30% or greater of his base salary and contingent bonus based on certain performance factors. In addition, Mr. Firer will receive stock options that vest over a three-year period to purchase 1,845,825 shares of our common stock at an exercise price of $1.00 per share, which stock option obligation we assumed in connection with closing the Exchange Agreement we entered into with Atlantic Synergy, Inc. dated as of July 2, 2004.

On July 1, 2004, we entered into a one-year employment contract with Yakov Shimon to serve as our Vice President of Merchant Operations. Under the terms of the contract, Mr. Shimon will receive a base salary of $95,000 per year subject to upward or downward adjustments each year after an annual review. Mr. Shimon is also entitled to receive annual performance based bonuses based on certain performance factors. In addition, Mr. Shimon will receive stock options that vest over a three-year period to purchase 461,456 shares of our common stock at an exercise price of $1.00 per share, which stock option obligation we assumed in connection with closing the Exchange Agreement we entered into with Atlantic Synergy, Inc. dated as of July 2, 2004.

On July 1, 2004, we entered into a one-year employment contract with Miron Guilliadov to serve as our Vice President of Indirect Sales. Under the terms of the contract, Mr. Guilliadov will receive a base salary of $95,000 per year subject to upward or downward adjustments each year after an annual review. Mr. Guilliadov is also entitled to receive annual performance based bonuses based on certain performance factors. In addition, Mr. Guilliadov will receive stock options that vest over a three-year period to purchase 461,456 shares of our common stock at an exercise price of $1.00 per share, which stock option obligation we assumed in connection with closing the Exchange Agreement we entered into with Atlantic Synergy, Inc. dated as of July 2, 2004.

ITEM 13. EXHIBIT

The following exhibits are included as part of this Form SB-2. References to "the Company" in this Exhibit List mean Acies Corporation, a Nevada corporation.

3.1 Articles of Incorporation of TerenceNet, Inc. dated October 11, 2000. (Filed as an exhibit to TerenceNet, Inc.'s Form 10-SB, as amended, filed with the Securities and Exchange Commission on April 5, 2002).

3.2 Bylaws of TerenceNet, Inc. (Filed as an exhibit to TerenceNet, Inc.'s Form 10-SB, as amended, filed with the Securities and Exchange Commission on April 5, 2002).

3.3 Certificate of Amendment of Articles of Incorporation (Filed as an exhibit to Atlantic Synergy, Inc.'s Form 8-K filed with the Securities and Exchange Commission on July 9, 2004).

4.1 Form of Series A Common Stock Purchase Warrant issued to investors pursuant to the February 3, 2005 private placement (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 2005).

10.1 Exchange Agreement by and between Acies, Inc. and Atlantic Synergy, Inc. dated as of July 2, 2004 (Filed as an exhibit to Atlantic Synergy, Inc.'s Form 8-K/A filed with the Securities and Exchange Commission on July 12,
      2004).

10.2 Year 2004 Stock Award Plan of Atlantic Synergy, Inc. (Filed as an exhibit to Atlantic Synergy, Inc.'s Form S-8 filed with the Securities and Exchange Commission on August 31, 2004).

10.3 Year 2004 Officer/Director/Employee Stock Award Plan of Atlantic Synergy, Inc. (Filed as an exhibit to Atlantic Synergy, Inc.'s Form S-8 filed with the Securities and Exchange Commission on September 13, 2004).

10.4 Form of Subscription Agreement by and between Atlantic Synergy, Inc. and the purchasers identified on the signature pages thereto dated as of September 2, 2004(Filed herewith).

10.5 Investor Relations Agreement by and between Acies, Inc. and Investor Relations Network dated as of December 3, 2004 (Filed herewith).

10.6 Securities Purchase Agreement by and between the Company and the purchasers identified on the signature pages thereto dated as of February 3, 2005 (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 2005).

10.7 Registration Rights Agreement by and between the Company and the purchasers identified on the signature pages thereto dated as of February 3, 2005 (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 2005).

10.8 Employment Agreement by and between the Company and Oleg Firer dated as of July 1, 2004 (Filed herewith).

10.9 Employment Agreement by and between the Company and Yakov Shimon dated as of July 1, 2004 (Filed herewith).

10.10 Employment Agreement by and between the Company and Miron Guilliadov dated as of July 1, 2004 (Filed herewith).

10.11 Form of Subscription Agreement by and between GM Merchant Solutions, Inc. and the purchasers identified on the signature pages thereto dated as of June 2, 2004(Filed herewith).

31.1  Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
      Section 302 (filed herewith).

31.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.1  Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
      Section 302 (filed herewith).

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered during fiscal 2005 and 2004:

      FEE CATEGORY              FISCAL 2005       FISCAL 2004
      ------------------        ------------      ------------
      Audit Fees                $     27,500      $     15,000
      Audit-Related Fees               2,500                --
      Tax Fees                         5,300                --
      All Other Fees                      --                --
                                ------------      ------------
      Total Fees                $     35,000      $     15,000
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

                                ACIES CORPORATION

                               Date: June 29, 2005


                               By: /s/ Oleg Firer
                                   -------------------------
                                   Oleg Firer
                                   Chief Executive Officer

                               Date: June 29, 2005


                               Name: /s/ Jeffrey A. Tischler
                                     -----------------------
                                     Jeffrey A. Tischler
                                     Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         SIGNATURE                        TITLE                    DATE
----------------------------  -----------------------------  -------------------


By: /s/ Oleg Firer              Chairman of the Board,          June 29, 2005
   -----------------------    and Chief Executive Officer
        Oleg Firer


By: /s/ Jeffrey Klores                 Director                 June 29, 2005
   -----------------------
        Jeffrey Klores