Form 10QSB
period 2005-06-30
ACIES CORP
filed 2005-08-15
CIK 1138462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 for the
                      quarterly period ended June 30, 2005.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, the issuer had 48,055,207 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes |_| No |X|

                                ACIES CORPORATION

                  JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page
Special Note Regarding Forward Looking Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheet                                                     4

Consolidated Statements of Operations                                          5

Consolidated Statements of Cash Flows                                          6

Notes to Consolidated Financial Statements                                     7

Item 2. Management's Discussion and Analysis or Plan of Operations             9

Item 3. Controls and Procedures                                               11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           12

Item 3. Defaults Upon Senior Securities                                       12

Item 4. Submission of Matters to a Vote of Security Holders                   12

Item 5. Other Information                                                     12

Item 6. Exhibits                                                              12

SIGNATURES                                                                    13

                           FORWARD LOOKING STATEMENTS

Various statements in this Form 10-QSB and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "could," "currently envision," "estimate," "expect," "intend," "may," "project," "seeks," "we believe," "will," and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by those forward-looking statements.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-QSB will, in fact, transpire.

Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                               As of June 30, 2005

       ASSETS
Current Assets
   Cash                                                             $   394,890
   Accounts receivable, net                                             580,776
                                                                    -----------
       Total current assets                                             975,666


   Deposit                                                               36,042
   Fixed assets, net of accumulated depreciation
    of $4,491                                                            24,306
                                                                    -----------
      Total Assets                                                  $ 1,036,014
                                                                    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                 $   446,562
   Accrued expenses                                                      11,783
                                                                    -----------
       Total current liabilities                                        458,345
                                                                    -----------

Commitment and contingencies                                                 --

Shareholders' Equity
   Common stock, $.001 par value, 200,000,000 shares
    authorized, 48,055,207 shares issued and outstanding                 48,055
   Additional paid in capital                                         4,137,960
   Accumulated deficit                                               (3,608,346)
                                                                    -----------
       Total shareholders' equity                                       577,669
                                                                    -----------

       Total Liabilities and Shareholders' Equity                   $ 1,036,014
                                                                    ===========

                 See summary of significant accounting policies
                       and notes to financial statements.

                                ACIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    Three Months Ended June 30, 2005 and 2004

                                                    Three Months Ended June 30
                                                  -----------------------------
                                                      2005              2004
                                                  ------------     ------------

Net revenues                                      $  1,648,521     $    708,227
Cost of revenues                                     1,354,051          600,384
                                                  ------------     ------------
Gross margin                                           294,470          107,843

General, administrative and selling                    462,809          324,889
                                                  ------------     ------------

     Operating loss                                   (168,339)        (217,046)

Loss on extinguishment of debt                         (28,453)              --
Interest expense                                        (1,000)              --
Interest income                                          2,454               22
                                                  ------------     ------------

Net loss                                          $   (195,338)    $   (217,024)
                                                  ============     ============

Basic and diluted net loss per share              $      (0.00)    $      (0.01)
Weighted average shares outstanding                 48,055,207       18,716,868

                 See summary of significant accounting policies
                       and notes to financial statements.

                                ACIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                    Three Months Ended June 30, 2005 and 2004

                                                     Three Months Ended June 30
                                                    ---------------------------
                                                        2005            2004
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $   (195,338)  $   (217,024)
   Adjustments to reconcile net loss to cash used in operating activities:

      Depreciation expense                                 1,559             --
      Loss on extinguishment of debt                      28,453             --
      Bad debt                                             5,407             --
      Changes in assets and liabilities:
       Accounts receivable                              (147,901)       (92,335)
       Accounts payable                                    7,544         51,669
       Accrued expenses                                  (49,152)        (5,128)
                                                    ------------   ------------
CASH FLOWS USED IN OPERATING ACTIVITIES                 (349,428)      (262,818)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                               (4,046)            --
                                                    ------------   ------------


NET CHANGE IN CASH                                      (353,474)       237,182
   Cash, beginning of period                             748,364          7,847
                                                    ------------   ------------
   Cash, end of period                              $    394,890   $    245,029
                                                    ============   ============

   Supplemental disclosures:
   Cash paid for interest                           $         --   $         --
   Cash paid for income taxes                       $         --   $         --

   Non-cash items:
      Value of stock relating to converted debt     $    134,400   $         --

                 See summary of significant accounting policies
                       and notes to financial statements.

                                   ACIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Acies, Inc. ("Acies") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies' Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - STOCK-BASED COMPENSATION

Acies accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. During the fiscal year ended March 31, 2005, Acies granted 2,768,737 options to purchase common stock to employees, which vest every quarter over 3 years. In May 2005, Acies granted 922,900 options to an employee, which vest every quarter over two years. All of the options have an exercise price of $1.00 and expire 5 years from the date of grant. Acies recorded compensation expense of $0 under the intrinsic value method during the three months ended June 30, 2005.

The following table illustrates the effect on net income (loss) and net income
(loss) per share if, Acies had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                    Three Months Ended June 30
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
Net income (loss) as reported                      $   (195,338)   $   (217,024)
Add:  stock-based
      compensation
      determined under
      intrinsic value                                        --              --
Less: stock based
      compensation
      determined under
      fair value-
      based method                                      (37,469)             --
                                                   ------------    ------------
Pro forma net loss                                 $   (232,807)   $   (217,024)
                                                   ============    ============

Basic and diluted net loss per common share:
      As reported                                  $      (0.00)   $      (0.01)
      Pro forma                                           (0.00)          (0.01)

The weighted average fair value at June 30, 2005 of all stock options granted was $0.11. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was zero (minimal value), and (4) zero expected dividends.

NOTE 3 - EXTINGUISHMENT OF DEBT

Pursuant to an agreement dated November 17, 2004 with M&A Capital Advisers ("M&A"), 700,000 shares of Acies common stock were held by M&A as collateral for a note in the amount of $100,000. Under the terms of the agreement, as of May 31, 2005, Acies converted the note payable into the Acies common stock which had been held as collateral, which was valued at $134,400 at the time of the conversion. After accounting for the principal and accrued interest repayment, the remaining amount of $28,453 was charged to loss on extinguishment of debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2.    Our ability to generate customer demand for our services;

3.    The intensity of competition; and

4.    General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

For our fiscal first quarters ended June 30, 2005 and June 30, 2004, we had a net loss of $(195,338) and $(217,024), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

Our principal executive offices are located at 14 Wall Street, Suite 1620, New York, NY 10005 and our telephone number is (800) 361-5540. We are incorporated in the State of Nevada.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

REVENUES

Net revenues increased $940,249 (or 133%) to $1,648,521 for the three months ended June 30, 2005, as compared to net revenues of $708,227 for the three months ended June 30, 2004. The increase in net revenues was principally due to an increase in service revenues from new customers.

Cost of revenues increased $753,667 (or 126%) to $1,354,051 for the three months ended June 30, 2005, as compared to cost of revenues of $600,384 for the three months ended June 30, 2004. The increase in cost of revenues was principally attributable to an increase in merchant processing costs that resulted from an increase in existing and new merchant processing revenues.

Gross margin increased $186,627 (or 173%) to $294,470 for the three months ended June 30, 2005, as compared to gross margin of $107,843 for the three months ended June 30, 2004. The increase in gross margin is directly attributable to the increase in net revenues that was offset by the increase in costs of revenues.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense increased $137,920 (or 43%) to $462,809 for the three months ended June 30, 2005, as compared to G&A expense of $324,889 for the three months ended June 30, 2004. The increase in G&A expense was primarily attributable to cost increases corresponding to the company's growth as reflected in the increase in net revenues.

LOSS ON EXTINGUISHMENT OF DEBT

During the three months ended June 30, 2005, we incurred a loss of $28,453 on extinguishment of debt resulting from the conversion of $100,000 of debt and $5,947 of accrued interest into 700,000 shares of common stock. No such extinguishment occurred during the three months ended June 30, 2004.

INTEREST EXPENSE AND INTEREST INCOME

We had interest expense of $1,000 and interest income of $2,454 for the three months ended June 30, 2005, as compared to no interest expense or and insignificant interest income for the three months ended June 30, 2004.

NET LOSS

We had a net loss of $195,338 for the three months ended June 30, 2005, as compared to a net loss of $217,024 for the three months ended June 30, 2004. The decrease in net loss is directly attributable to the increase in gross margin, partially offset by the increase in G&A expense.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of June 30, 2005 were $975,666, consisting of $394,890 of cash and $580,776 of net accounts receivable. Total current liabilities of $458,345 consisted of $446,562 of accounts payable and $11,783 in accrued expenses. As of June 30, 2005, we had working capital of $517,321. The ratio of current assets to current liabilities was 213% as of June 30, 2005.

Cash used in operating activities was $349,428 during the three months ended June 30, 2005, as compared with $262,818 during the three months ended June 30, 2004.

As of May 31, 2005, Acies converted $105,947 of debt and accrued interest into 700,000 shares of stock, which had been held by M&A Capital Advisers ("M&A") as collateral, valued at $134,400 (See Note 3 to the financial statements).

Acies believes that it has sufficient cash, other current assets and operating cash flow to sustain foreseeable organic growth throughout the remainder of its fiscal year. In the event that this is not the case, or if Acies should choose to adopt a strategy of growth through acquiring portfolios of merchant accounts, Acies believes that it can secure additional capital through debt and/or equity financing. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we should need to and are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Substantially all of our revenue is derived from providing credit card processing services, and it is recognized when the services are rendered.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which and entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123 shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to Acies' calculation of the pro forma impact on net income of FAS 123 included in the footnotes to the financial statements.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, except that several adjustments were required by our auditors in their review. We are reviewing our accounting department procedures to ensure that future adjustments in these areas are not required. There was no change in our internal controls or in other factors that could adversely affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number   Description
------   -----------
31.1     Certification by Oleg Firer, Chief Executive Officer, pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification by Jeffrey A. Tischler, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1     Certification by Oleg Firer, Chief Executive Officer, pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2 Certification by Jeffrey A. Tischler, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August 2005.

                                  ACIES CORPORATION

                              By: /s/ Oleg Firer
                                  -----------------------
                                  Oleg Firer
                                  Chief Executive Officer

                              By: /s/ Jeffrey A. Tischler
                                  -----------------------
                                  Jeffrey A. Tischler
                                  Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         SIGNATURE                        TITLE                      DATE
----------------------------  -----------------------------  -------------------

By: /s/ Oleg Firer               Chairman of the Board,         August 15, 2005
   -----------------------     and Chief Executive Officer
        Oleg Firer

By: /s/ Jeffrey Klores                  Director                August 15, 2005
   -----------------------
        Jeffrey Klores