Form 10QSB
period 2005-09-30
ACIES CORP
filed 2005-11-16
CIK 1138462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 for the
                   quarterly period ended September 30, 2005.

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

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005, the issuer had 46,813,751shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes |_| No |X|

                                ACIES CORPORATION

               SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

[PAGE NUMBERS TO BE UPDATED]
                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheet                                                     3

Consolidated Statements of Operations                                          4

Consolidated Statements of Cash Flows                                          5

Notes to Consolidated Financial Statements                                     6

Item 2. Management's Discussion and Analysis                                   8

Item 3. Controls and Procedures                                               10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           12

Item 3. Defaults Upon Senior Securities                                       12

Item 4. Submission of Matters to a Vote of Security Holders                   12

Item 5. Other Information                                                     12

Item 6. Exhibits                                                              12

SIGNATURES                                                                    13

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            As of September 30, 2005

           ASSETS
Current Assets
      Cash                                                          $   120,183

      Accounts receivable, net                                          764,667
                                                                    -----------
          Total current assets                                          884,850


      Prepaid Assets and Deposit                                         54,743

        Fixed assets, net of accumulated depreciation of $6,342          34,334
                                                                    -----------
                   Total Assets                                     $   973,926
=================================================================   ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                              $   686,600

      Accrued expenses                                                   11,784
                                                                    -----------

          Total current liabilities                                     698,634
                                                                    -----------


Commitment and contingencies                                                 --

Shareholders' Equity
      Common stock, $.001 par value, 200,000,000 shares

           authorized, 48,055,207 shares issued and outstanding          48,055

      Additional paid in capital                                      4,137,961

      Accumulated deficit                                            (3,910,474)
                                                                    -----------

          Total shareholders' equity                                    275,542
                                                                    -----------

          Total Liabilities and Shareholders' Equity                $   973,926
                                                                    ===========

                 See summary of significant accounting policies
                       and notes to financial statements.

                                ACIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             Three and Six Months Ended September 30, 2005 and 2004

                                        Three Months Ended September 30       Six Months Ended September 30
                                               2005              2004              2005              2004
Net revenues                             $  2,045,165      $    870,745      $  3,693,686      $  1,578,972
Cost of revenues                            1,805,666           713,123         3,159,717         1,313,507
                                         ------------      ------------      ------------      ------------
Gross margin                                  239,499           157,622           533,969           265,465

General, administrative and selling           543,150         2,227,459         1,005,960         2,552,347
                                         ------------      ------------      ------------      ------------

       Operating loss                        (303,651)       (2,069,837)         (471,991)       (2,286,882)

Loss on extinguishment of debt                     --                --           (28,453)               --
Interest expense                                   --            (3,000)           (1,000)           (3,000)
Interest income                                 1,525                30             3,979                51
                                         ------------      ------------      ------------      ------------

Net loss                                 $   (302,126)     $ (2,072,807)     $   (497,465)     $ (2,289,831)
                                         ============      ============      ============      ============

Basic and diluted net loss per share     $      (0.01)     $      (0.06)     $      (0.01)     $      (0.07)
Weighted average shares outstanding        48,055,207        32,402,493        48,055,207        32,083,651

                  See summary of significant accountingpolicies
                       and notes to financialstatements.

                                ACIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                  Six Months Ended September 30, 2005 and 2004

                                                            Six Months Ended September 30
                                                            -----------------------------
                                                                 2005            2004
                                                            ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                              $  (497,465)     $(2,289,831)
      Adjustments to reconcile net loss to cash used in
       operating activities:

               Depreciation expense                               3,527               --

               Loss on extinguishment of debt                    28,453               --

              Stock issued for services                              --        1,610,437

              Note payable issued for services                       --          200,000
              Changes in assets and liabilities:
                Accounts receivable                            (326,385)        (156,465)

                Prepaid expenses and deposit                    (18,701)         (36,042)
                Accounts payable                                198,432          111,404
                                                            ------------     -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                        (612,139)        (560,497)
                                                            ------------     -----------

CASH FLOWS USED IN INVESTING ACTIVITIES

    Purchase of fixed assets                                    (16,042)              --

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from sale of stock                                     --          650,000
                                                            ------------     -----------


NET CHANGE IN CASH                                             (628,181)          89,503
      Cash, beginning of period                                 748,364            7,847
                                                            ------------     -----------
      Cash, end of period                                   $   120,183      $    97,350
                                                            ===========      ===========

      Supplemental disclosures:

      Cash paid for interest                                $     1,000      $        --
      Cash paid for income taxes                            $        --      $        --

      Non-cash items:

             Conversion of debt to stock                    $   134,400      $        --

                  See summary of significant accountingpolicies
                       and notes to financialstatements.

                                ACIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements of Acies Corporation ("Acies") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies' Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2005 as reported in the 10-KSB have been omitted. Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

      NOTE 2 - STOCK-BASED COMPENSATION

      Acies accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. During the fiscal year ended March 31, 2005, Acies granted 2,768,737 options to purchase common stock to employees, which vest every quarter over three years. In May 2005, Acies granted 922,900 options to an employee, which vest ratably every quarter over two years. In September 2005, Acies granted 100,000 options to an independent director, which vest ratably every quarter over two years. All of the options have an exercise price of $1.00 and expire 5 years from the date of grant. Acies recorded compensation expense of $0 under the intrinsic value method during the three and six months ended September 30, 2005.

      The following table illustrates the effect on net loss and net loss per share if, Acies had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the periods ended September 30:

                                                    Three Months Ended September 30     Six Months Ended September 30
                                                    -------------------------------     -----------------------------
                                                        2005             2004             2005             2004
Net loss as reported                           $      (302,126)     $(2,072,807)     $  (497,465)     $(2,289,831)
Add:        stock-based
            compensation
            determined under
            intrinsic value                                 --               --               --               --
Less:       compensation
            determined under
            fair value-
            based method                               (38,589)         (23,702)         (76,058)         (23,702)
                                               ---------------      -----------      -----------      -----------

Pro forma net loss                             $      (340,715)     $(2,096,509)     $  (573,523)     $(2,313,533)
                                               ===============      ===========      ===========      ===========

Basic and diluted net loss per common share:

      As reported                              $         (0.01)     $     (0.06)     $     (0.01)     $     (0.07)

      Pro forma                                $         (0.01)     $     (0.06)     $     (0.01)     $     (0.06)
                                               ---------------      -----------      -----------      -----------

      The weighted average fair value at September 30, 2005 of all stock options granted was $0.11. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected option life is the actual remaining life of the options, (3) expected volatility was 286%, and (4) zero expected dividends.

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

      NOTE 4 - SUBSEQUENT EVENTS

      On October 27, 2005, Acies retired 1,241,456 shares of common stock in two separate transactions. In settlement of a claim against a former officer of the Company, 1,041,456 shares of common stock were returned and retired. Pursuant to the Exchange Agreement in connection with the reverse merger through which Acies became a public company, a third-party company which had provided services to Acies in exchange for common stock returned 200,000 shares which were retired. Giving effect to these transactions, as of November 14, 2005, Acies had 46,813,751 common shares outstanding.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," "will," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2. Our ability to generate customer demand for our services;

3. The intensity of competition; and

4. General economic conditions.

The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by Acies Corporation. Investors are encouraged to review the risk factors set forth in Acies Corporation's most recent Form 10-KSB as filed with the Securities and Exchange Commission in June 2005.

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Acies Corporation ("Acies"), through its wholly owned subsidiary Acies, Inc., is engaged in the business of delivering payment processing and online banking solutions to small, medium and large size merchants across the United States. Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

Net revenues increased $1,174,420 (or 135%) to $2,045,165 for the three months ended September 30, 2005, as compared to net revenues of $870,745 for the three months ended September 30, 2004. The increase in net revenues was principally due to an increase in merchant processing revenues resulting from the addition of new customers.

Cost of revenues increased $1,092,543 (or 153%) to $1,805,666 for the three months ended September 30, 2005, as compared to cost of revenues of $713,123 for the three months ended September 30, 2004. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues.

Gross margin increased $81,877 (or 52%) to $239,499 for the three months ended September 30, 2005, as compared to gross margin of $157,622 for the three months ended September 30, 2004. The increase in gross margin is directly attributable to the increase in net revenues that was partially offset by the increase in costs of revenues.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense decreased $1,684,309 (or 76%) to $543,150 for the three months ended September 30, 2005, as compared to G&A expense of $2,227,459 for the three months ended September 30, 2004. The decrease in G&A expense was primarily attributable to the Company having incurred in the prior year period expenses for services in connection with becoming a public company, which was principally paid for with the issuance of common stock valued at $1,610,437.

INTEREST EXPENSE AND INTEREST INCOME

We had no interest expense, and interest income of $1,525, for the three months ended September 30, 2005, as compared to $3,000 of interest expense and insignificant interest income for the three months ended September 30, 2004.

NET LOSS

We had a net loss of $302,126 for the three months ended September 30, 2005, as compared to a net loss of $2,072,807 for the three months ended September 30, 2004. The decrease in net loss is principally attributable to the decrease in G&A expense, with an additional positive impact resulting from the increase in gross margin.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

Net revenues increased $2,114,714 (or 134%) to $3,693,686 for the six months ended September 30, 2005, as compared to net revenues of $1,578,972 for the six months ended September 30, 2004. The increase in net revenues was principally due to an increase in merchant processing revenues resulting from the addition of new customers.

Cost of revenues increased $1,846,210 (or 153%) to $3,159,717 for the six months ended September 30, 2005, as compared to cost of revenues of $1,313,507 for the six months ended September 30, 2004. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues.

Gross margin increased $268,504 (or 101%) to $533,969 for the six months ended September 30, 2005, as compared to gross margin of $265,465 for the six months ended September 30, 2004. The increase in gross margin is directly attributable to the increase in net revenues that was partially offset by the increase in costs of revenues.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense decreased $1,546,387 (or 61%) to $1,005,960 for the six months ended September 30, 2005, as compared to G&A expense of $2,552,347 for the six months ended September 30, 2004. The decrease in G&A expense was primarily attributable to the Company having incurred in the prior year period expenses for services in connection with becoming a public company, which was principally paid for with the issuance of common stock valued at $1,610,437.

LOSS ON EXTINGUISHMENT OF DEBT

During the six months ended September 30, 2005, we incurred a loss of $28,453 on extinguishment of debt resulting from the conversion of $100,000 of debt and $5,947 of accrued interest into 700,000 shares of common stock. No such extinguishment occurred during the corresponding period of 2004.

INTEREST EXPENSE AND INTEREST INCOME

We had interest expense of $1,000 and interest income of $3,979 for the six months ended September 30, 2005, as compared to $3,000 of interest expense and insignificant interest income for the six months ended September 30, 2004.

NET LOSS

We had a net loss of $497,465 for the six months ended September 30, 2005, as compared to a net loss of $2,289,831 for the six months ended September 30, 2004. The decrease in net loss is principally attributable to the decrease in G&A expense, with additional positive impact from the increase in gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of September 30, 2005 were $884,850, consisting of $120,183 of cash and $764,667 of net accounts receivable. Total current liabilities of $698,634 consisted of $686,600 of accounts payable and $11,784 in accrued expenses. As of September 30, 2005, we had working capital of $186,216. The ratio of current assets to current liabilities was 127% as of September 30, 2005.

Cash used in operating activities was $612,139 during the six months ended September 30, 2005, as compared with $560,497 during the six months ended September 30, 2004. The increase in cash used in operating activities reflects the outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

As of May 31, 2005, Acies converted $105,947 of debt and accrued interest into 700,000 shares of stock, which had been held by M&A Capital Advisers ("M&A") as collateral, valued at $134,400 (See Note 3 to the financial statements).

Acies believes that it has sufficient cash, other current assets and operating cash flow to sustain foreseeable organic growth through the next twelve months of operations. In the event that this is not the case, or if Acies should choose to adopt a strategy of growth through acquiring portfolios of merchant accounts, Acies believes that it can secure additional capital through debt and/or equity financing. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we should need to and are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Substantially all of our revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered.

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

Item 3. Controls and Procedures

(a) Disclosure controls and procedures. As of the end of Acies Corporation's most recently completed fiscal quarter covered by this report, Acies Corporation conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures pursuant to in Rule 13a-15 of the Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by Acies Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, Adjustments were required by our auditors in their review. We are reviewing our accounting department procedures to ensure that future adjustments in these areas are not required.

(b) Changes in internal controls over financial reporting. There have been no changes in Acies Corporation's internal controls over financial reporting that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Acies Corporation's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit     Description
Number

31.1        Certification by Oleg Firer, Chief Executive Officer, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification by Jeffrey A. Tischler, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1        Certification by Oleg Firer, Chief Executive Officer, pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2 Certification by Jeffrey A. Tischler, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of November 2005.

                           ACIES CORPORATION

                           By: /s/ Oleg Firer
                              -------------------------
                              Oleg Firer
                              Chief Executive Officer

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

         SIGNATURE                        TITLE                    DATE
----------------------------  -----------------------------  -------------------

By: /s/ Oleg Firer              Chairman of the Board,        November 16, 2005
   -----------------------       President and Chief
        Oleg Firer                Executive Officer