Form 10QSB
period 2005-12-31
ACIES CORP
filed 2006-02-15
CIK 1138462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2005.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 6, 2006, the issuer had 48,463,751shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes |_| No |X|

                                ACIES CORPORATION

                DECEMBER 31, 2005 QUARTERLY REPORT ON FORM 10-QSB

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                             As of December 31, 2005

                                     ASSETS
Current Assets
  Cash                                                             $         14

  Accounts receivable, net                                            1,108,640
                                                                   ------------
    Total current assets                                              1,108,654

  Prepaid assets and deposit                                             41,042

  Fixed assets, net of accumulated depreciation of $9,007                33,180
                                                                   ------------
    Total Assets                                                   $  1,182,876
                                                                   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                 $    940,685

  Accrued expenses                                                       11,784

  Note payable to officer                                                50,000
                                                                   ------------
    Total current liabilities                                         1,002,468
                                                                   ------------

Commitment and contingencies                                                 --

Shareholders' Equity
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 46,813,751 shares issued and outstanding                 46,814

  Additional paid in capital                                          4,134,203

  Accumulated deficit                                                (4,000,609)
                                                                   ------------

    Total shareholders' equity                                          180,408
                                                                   ------------
    Total Liabilities and Shareholders' Equity                     $  1,182,876
                                                                   ============

                 See summary of significant accounting policies
                       and notes to financial statements.

                                ACIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             Three and Nine Months Ended December 31, 2005 and 2004

                                            Three Months Ended              Nine Months Ended
                                               December 31                     December 31
                                           2005            2004            2005            2004
                                       ------------    ------------    ------------    ------------
Net revenues                           $  2,716,075    $  1,160,607    $  6,409,761    $  2,739,579
Cost of revenues                          2,285,933         924,290       5,445,650       2,237,797
                                       ------------    ------------    ------------    ------------
Gross margin                                430,142         236,317         964,111         501,782

General, administrative and selling         520,385         576,220       1,526,282       3,128,567
                                       ------------    ------------    ------------    ------------

    Operating loss                          (90,243)       (339,903)       (562,171)     (2,676,785)

Loss on extinguishment of debt                   --         (72,447)        (28,453)        (72,447)
Interest expense                                 --          (3,000)         (1,063)         (6,000)
Interest income                                 108               9           4,087              61
                                       ------------    ------------    ------------    ------------

Net loss                               $    (90,135)   $   (415,341)   $   (587,600)   $ (2,705,171)
                                       ============    ============    ============    ============

Basic and diluted net loss per share   $      (0.00)   $      (0.01)   $      (0.01)   $      (0.09)
Weighted average shares outstanding      47,164,597      37,433,686      47,757,258      31,890,301

                 See summary of significant accounting policies
                       and notes to financial statements.

                                ACIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                  Nine Months Ended December 31, 2005 and 2004

                                                   Nine Months Ended December 31
                                                   -----------------------------
                                                       2005            2004
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $   (587,600)   $ (2,705,171)
  Adjustments to reconcile net loss to cash used in operating activities:

    Depreciation expense                                  6,075           1,866

    Loss on extinguishment of debt                       28,453          72,447

    Bad debt expense                                      5,407              --

    Stock issued for services and refinancing                --       1,862,990

    Note payable issued for services                         --         200,000

    Warrant expense                                                      32,653
    Changes in assets and liabilities:

      Accounts receivable                              (670,358)       (326,711)

      Prepaid expenses and deposit                       (5,000)        (36,042)

      Stock payable                                          --          18,000
      Accounts payable and accrued expenses             446,569         243,614
                                                   ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES                (776,454)       (636,354)
                                                   ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES

  Purchase of fixed assets                              (16,896)        (20,578)
                                                   ------------    ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES

  Proceeds from note payable to officer                  50,000              --

  Repurchase of common stock                             (5,000)             --

  Proceeds from sale of common stock                         --         650,000
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
                                                         45,000         650,000
                                                   ------------    ------------

NET CHANGE IN CASH                                     (748,350)         (6,932)

  Cash, beginning of period                             748,364           7,847
                                                   ------------    ------------

  Cash, end of period                              $         14    $        915
                                                   ============    ============

  Supplemental disclosures:
  Cash paid for interest                           $      1,000    $         --

  Non-cash items:
    Conversion of debt to stock                    $    134,400    $    102,522

                 See summary of significant accounting policies
                       and notes to financial statements.

                                ACIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Acies Corporation ("Acies") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies' Annual Report filed with the SEC on Form 10-KSB for the year ended March 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2005 as reported in the 10-KSB have been omitted. Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

NOTE 2 - STOCK-BASED COMPENSATION

Acies accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. During the fiscal year ended March 31, 2005, Acies granted 2,768,737 options to purchase common stock to employees, which vest every quarter over three years. In May 2005, Acies granted 922,900 options to an employee, which vest every quarter over two years. In September 2005, Acies granted 100,000 options to an independent director, which vest every quarter over two years. All of the options have an exercise price of $1.00 and expire 5 years from the date of grant. Acies recorded compensation expense of $0 under the intrinsic value method during the three and nine months ended December 31, 2005.

The following table illustrates the effect on net loss and net loss per share if, Acies had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the periods ended December 31:

                                   Three Months Ended             Nine Months Ended
                                      December 31                     December31
                                  2005           2004            2005            2004
                             ------------    ------------    ------------    ------------
Net loss as reported         $    (90,135)   $   (415,341)   $   (587,600)   $ (2,705,171)
Add:  stock-based
      compensation
      determined under
      intrinsic value                  --              --              --              --
Less: compensation
      determined under
      fair value-
      based method                (38,589)        (23,702)       (114,647)        (47,404)
                             ------------    ------------    ------------    ------------

Pro forma net loss           $   (128,724)   $   (439,043)   $   (702,247)   $ (2,752,575)
                             ============    ============    ============    ============

Basic and diluted net loss
per common share:

      As reported            $      (0.00)   $      (0.01)   $      (0.01)   $      (0.09)

      Pro forma              $      (0.00)   $      (0.01)   $      (0.01)   $      (0.09)

The weighted average fair value at December 31, 2005 of all stock options granted was $0.11. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was zero (minimal value), and (4) zero expected dividends.

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

NOTE 4 - NOTE PAYABLE TO OFFICER

On December 30, 2005, Acies borrowed $50,000 from Oleg Firer, President and Chief Executive Officer, pursuant to a Promissory Note under which terms interest would accrue to Mr. Firer at 8% per annum. The principal of the Note was repaid in full on January 11, 2006, and any interest was forgiven.

NOTE 5 - RETIREMENT OF COMMON STOCK

On October 27, 2005, Acies retired 1,241,456 shares of common stock in two separate transactions. In settlement of a claim against a former officer of the Company, 1,041,456 shares of common stock were returned and retired in exchange for $5,000. Pursuant to the Exchange Agreement in connection with the reverse merger through which Acies became a public company, a third-party company which had provided services to Acies in exchange for common stock returned 200,000 shares which were retired. Giving effect to these transactions, and the restricted stock award discussed in Note 6, as of February 6, 2006, Acies had 48,463,751 common shares outstanding.

NOTE 6 - SUBSEQUENT EVENT - RESTRICTED STOCK AWARD

Effective February 1, 2006, Acies awarded 1,650,000 shares of common stock to its chief financial officer, Jeffrey A. Tischler. All of the shares are unregistered, 825,000 shares vested as of February 1, 2006, with the remaining 825,000 shares vesting as of August 1, 2006 assuming Mr. Tischler still has an employment or service relationship with the company.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2004

REVENUES

Net revenues increased $1,555,468 (or 134%) to $2,716,075 for the three months ended December 31, 2005, as compared to net revenues of $1,160,607 for the three months ended December 31, 2004. The increase in net revenues was principally due to an increase in merchant processing revenues resulting from the addition of new customers.

Cost of revenues increased $1,361,643 (or 147%) to $2,285,933 for the three months ended December 31, 2005, as compared to cost of revenues of $924,290 for the three months ended December 31, 2004. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increasing merchant processing revenues.

Gross margin increased $193,825 (or 82%) to $430,142 for the three months ended December 31, 2005, as compared to gross margin of $236,317 for the three months ended December 31, 2004. The increase in gross margin is directly attributable to the increase in net revenues that was partially offset by the increase in costs of revenues.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense decreased $55,835 (or 10%) to $520,385 for the three months ended December 31,2005, as compared to G&A expense of $576,220 for the three months ended December 31,2004. The decrease in G&A expense was primarily attributable to the Company having incurred in the prior year period expenses for services in connection with becoming a public company, which was principally paid for with the issuance of common stock valued at $250,000, offset by increases in salaries, insurance and other G&A expenses reflecting the growth of the Company.

INTEREST EXPENSE AND INTEREST INCOME

We had no interest expense and insignificant interest income for the three months ended December 31, 2005, as compared to $3,000 of interest expense and insignificant interest income for the three months ended December 31,2004.

NET LOSS

We had a net loss of $90,135 for the three months ended December 31,2005, as compared to a net loss of $415,341 for the three months ended December 31,2004. The decrease in net loss is principally attributable to the increase in gross margin, with an additional positive impact resulting from the decrease in G&A expense.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2004

REVENUES

Net revenues increased $3,670,182 (or 134%) to $6,409,761 for the nine months ended December 31, 2005, as compared to net revenues of $2,739,579 for the nine months ended December 31, 2004. The increase in net revenues was principally due to an increase in merchant processing revenues resulting from the addition of new customers.

Cost of revenues increased $3,207,813 (or 143%) to $5,445,650 for the nine months ended December 31, 2005, as compared to cost of revenues of $2,237,797 for the nine months ended December 31, 2004. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increasing merchant processing revenues.

Gross margin increased $462,329 (or 92%) to $964,111 for the nine months ended December 31, 2005, as compared to gross margin of $501,782 for the nine months ended December 31, 2004. The increase in gross margin is directly attributable to the increase in net revenues that was partially offset by the increase in costs of revenues.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense decreased $1,602,285 (or 51%) to $1,526,282 for the nine months ended December 31, 2005, as compared to G&A expense of $3,128,567 for the nine months ended December 31, 2004. The decrease in G&A expense was primarily attributable to the Company having incurred in the prior year period expenses for services in connection with becoming a public company, which was principally paid for with the issuance of common stock valued at $1,862,990.

LOSS ON EXTINGUISHMENT OF DEBT

During the nine months ended December 31, 2005, the Company incurred a loss of $28,453 on extinguishment of debt resulting from the conversion of $100,000 of debt and $5,947 of accrued interest into 700,000 shares of common stock. During the nine months ended December 31, 2004 we incurred a loss of $72,447 on extinguishment of debt resulting from the conversion of $100,000 of debt and $2,522 of accrued interest into 700,000 shares of common stock.

INTEREST EXPENSE AND INTEREST INCOME

We had interest expense of $1,063 and interest income of $4,087 for the nine months ended December 31, 2005, as compared to $6,000 of interest expense and insignificant interest income for the nine months ended December 31, 2004.

NET LOSS

We had a net loss of $587,600 for the nine months ended December 31, 2005, as compared to a net loss of $2,705,171 for the nine months ended December 31, 2004. The decrease in net loss is principally attributable to the decrease in G&A expense, with additional positive impact from the increase in gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of December 31, 2005 were $1,108,654, consisting almost entirely of net accounts receivable. Total current liabilities of $1,002,468 consisted of $940,685 in accounts payable, $11,784 in accrued expenses, and a $50,000 note payable to Oleg Firer, President and Chief Executive Officer of the Company. The Company borrowed these funds on December 31, 2005 and repaid the note in full on January 11, 2006. As of December 31, 2005, we had working capital of $106,186. The ratio of current assets to current liabilities was 111% as of December 31, 2005.

Cash used in operating activities was $776,454 during the nine months ended December 31, 2005, as compared with $636,354 during the nine months ended December 31, 2004. The increase in cash used in operating activities reflects the outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

As of May 31, 2005, Acies converted $105,947 of debt and accrued interest into 700,000 shares of stock, which had been held by M&A Capital Advisers ("M&A") as collateral, valued at $134,400 (See Note 3 to the financial statements).

While Acies believes that it has sufficient current assets and operating cash flow to sustain operations at its present level through the next twelve months of operation, continued growth and reaching sustained profitability would require additional financing. With no debt subsequent to January 11, 2006, the Company is currently seeking and believes it can secure adequate financing through various debt and/or equity channels. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we should need to and are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to Acies' calculation of the pro forma impact on net income of FAS 123 included in the footnotes to the financial statements.

Item 3. Controls and Procedures

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number    Description

10.1      Restricted Stock Award Agreement (filed herewith)

31.1      Certification by Oleg Firer, Chief Executive Officer, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2      Certification by Jeffrey A. Tischler, Chief Financial Officer,
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification by Oleg Firer, Chief Executive Officer, pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification by Jeffrey A. Tischler, Chief Financial Officer,
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February 2006.

                                ACIES CORPORATION

By: /s/ Oleg Firer
    -------------------------
    Oleg Firer
    Chief Executive Officer

By:  /s/ Jeffrey A. Tischler
     ------------------------
     Jeffrey A. Tischler
     Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         SIGNATURE                        TITLE                    DATE
----------------------------  -----------------------------  -------------------

By: /s/ Oleg Firer              Chairman of the Board,        February 14, 2006
    ----------------------       President and Chief
        Oleg Firer                Executive Officer