Form 10KSB
period 2006-03-31
ACIES CORP
filed 2006-06-30
CIK 1138462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Transition Period from __________ to _________

Commission File Number 000-49724

ACIES CORPORATION

NEVADA ----------- (State of other jurisdiction of incorporation or organization)	91-2079553 ----------- (I.R.S. Employer Identification Number)

14 Wall Street, Suite 1620, New York, NY ---------------------------------------- (Address)	10005 ------ (Zip Code)

(800) 361-5540
(Issuer's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, $.001 PAR VALUE
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State the registrant's revenues for its most recent fiscal year: $8,979,849 for the year ended March 31, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,171,869 as of June 15, 2006.

As of June 21, 2006, the registrant had 51,048,978 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-KSB

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

INDEX

PART I

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," “will,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of such forward-looking statements, in that such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management;

2. Our ability to integrate and maintain technical information and management information systems;

3. Our ability to generate customer demand for our services;

4. The intensity of competition; and

5. General economic conditions.

The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by Acies Corporation. Investors are encouraged to review the “Risk Factors” set forth below in Item 1.
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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY HISTORY

Our principal subsidiary, Acies, Inc., was incorporated in the State of Nevada on April 22, 2004 as GM Merchant Solutions, Inc. We changed our name to Acies, Inc. on June 23, 2004. On June 28, 2004, we purchased substantially all of the assets of GM Merchant Solution, Inc. ("GM-NY") and GMS Worldwide, LLC ("GMS-NY"). Mr. Oleg Firer, Mr. Yakov Shimon and Mr. Miron Guilliadov had been engaged in the payment processing business through GM Merchant Solution, Inc. and/or GMS Worldwide, LLC since August 2002. Mr. Firer is currently our Chairman, President and Chief Executive Officer, and Mr. Shimon is currently our Vice President of Technology and Data Management. Mr. Guilliadov was our Vice President of Sales until his resignation on May 26, 2006.

On July 2, 2004, Atlantic Synergy, Inc. ("Atlantic") acquired approximately 99.2% of the issued and outstanding common stock of Acies, Inc. in exchange for approximately 26,150,000 newly issued shares of Atlantic's common stock (the "Exchange"). In connection with, and subsequent to, the Exchange, Atlantic transferred all of its assets held immediately prior to the Exchange, subject to all of the Atlantic's then existing liabilities, to Terence Channon, Atlantic's former President and Chief Executive Officer, in consideration for Mr. Channon's cancellation of 4,285,000 shares of Atlantic's common stock and the cancellation of 200,000 shares of Atlantic's common stock held by a third party.

On June 28, 2004, Acies, Inc. acquired the cash, accounts receivable, office equipment, furniture, computer hardware and software, and goodwill and other intangible property (including customer lists, leases, and material contracts) of GM-NY and GMS-NY in exchange for Acies, Inc. common stock, which was subsequently exchanged for Atlantic's common stock. As a result of these transactions, Messrs. Firer, Shimon and Guilliadov jointly controlled GM-NY, GMS-NY, Acies, Inc. and Atlantic.

In November 2004, Atlantic changed its name to Acies Corporation (“Acies” or the “Company”).

DESCRIPTION OF PRINCIPAL PRODUCTS AND SERVICES

We, through our subsidiary Acies, Inc. are engaged in the business of delivering payment processing and online banking solutions to small, medium and large size merchants across the United States. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Chase Paymentech Solutions, LLC. Acies' payment processing services enable merchants to process Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion, and Gift & Loyalty transactions. Acies also offers traditional and next-generation point-of-sale (POS) terminals, which enable merchants to utilize Acies' payment processing services. Acies' banking services offer customers traditional banking services, and the ability to apply for an on-line bank account and pay bills electronically.

Through our experience in payment processing, infrastructure planning and equipment deployment, we attempt to provide our merchants, Independent Sales Agents ("Sales Agents") and Independent Sales Organizations ("ISOs") with what we believe is fast and reliable merchant payment processing, and point of sale systems, to enable the processing of cashless transactions, recommending what we believe to be the best solution to meet each merchants’ individual needs.

We take a consultative approach in reviewing and evaluating a merchant’s transaction processes, determining the best solution, installing and testing the equipment, providing processing services, training the merchant’s employees, and providing on-going customer service by being the primary point of contact for questions, issues and service problems.

Our payment processing services enable merchants to accept both traditional card-present transactions, including "swipe" and contactless transactions, as well as card-not-present transactions made by Internet or by mail, fax or telephone. Our processing services include acceptance and underwriting of merchants, detection of fraudulent transactions, receipt and settlement of funds and service and support.

We outsource certain services to third parties, including the receipt and settlement of funds. In addition, we outsource for a fee certain underwriting and acceptance functions, effectively insuring against risks relating to merchant fraud. By doing so, we intend to maintain an efficient operating structure which allows us to expand our operations without having to significantly increase fixed costs or retain certain risks associated with acceptance and underwriting of merchant accounts.

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

We focus our sales efforts on small - to medium - size merchants, a market which has been underserved by larger competitors. We have developed significant expertise in industries that we believe present relatively low risk as a customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include “brick and mortar” retailers, hospitality, automotive repair shops, food stores, petroleum distributors and professional service providers. As of March 31, 2006, approximately 31% of our merchants were “brick and mortar” retailers, 18% were hospitality merchants, 11% were professional service providers, 10% were automotive sales and repair shops, 8% were food stores and 6% were gas stations and petroleum distributors.

MARKET OVERVIEW

The payment processing industry is an integral part of today's worldwide financial structure. The industry is continually evolving, driven in large part by technological advances. The benefits of card-based payments allow merchants to access a broader universe of consumers, enjoy faster settlement times and reduce transaction errors. By using credit or debit cards, consumers are able to make purchases more conveniently, whether in person, over the Internet, or by mail, fax or telephone, while gaining the benefit of loyalty programs, such as frequent flyer miles or cash back, which are increasingly being offered by credit or debit card issuers.

Consumers are also beginning to use card-based and other electronic payment methods for purchases at an earlier age in life, and increasingly for small dollar amount purchases. Given these advantages of card-based payment systems to both merchants and consumers, favorable demographic trends, and the resulting proliferation of credit and debit card usage, we believe businesses will increasingly seek to accept card-based payment systems in order to remain competitive.

According to The Nilson Report, total expenditures for bank card transactions by U.S. consumers was $1.8 trillion in 2004, or 32% of all consumer payments, and is expected to grow to $3.1 trillion by 2007, or 42% of all consumer payments. According to the 2005/2006 Study of Consumer Payment Preferences conducted by the American Bankers Association and Dove Consulting, a division of Hitachi Consulting, cash and checks now account for only 45 percent of consumers’monthly payments, down from 57 percent in 2001, and 49 percent in 2003.

Our management believes that cash transactions are becoming progressively obsolete. The proliferation of bank cards has made the acceptance of bank card payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. In addition, the advent and growth of e-commerce have marked a significant new trend in the way business is being conducted. E-commerce is dependent upon credit and debit cards, as well as other cashless payment processing methods.

The payment processing industry continues to evolve rapidly, based on the application of new technology and changing customer needs. We intend to continue to evolve with the market to provide the necessary technological advances to meet the ever-changing needs of our market place. Traditional players in the industry must quickly adapt to the changing environment or be left behind in the competitive landscape.

COMPETITIVE BUSINESS CONDITIONS

We are committed not only to servicing clients' current processing needs, but also to being amongst the first to make available new technologies that may improve our merchants’ respective competitive positions. We are committed to gaining the expertise and relationships to adopt and implement new technologies that we believe may differentiate our service offerings.

The credit, charge and debit card transaction processing services business is highly competitive. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Because of this our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. Because of the high levels of competition in the industry and the fact that other companies may have greater resources, it may be impossible for us to compete successfully. However, we seek to differentiate Acies through our consultative approach, recommending and implementing the best possible overall payment processing solutions, tailored to merchants’ specific needs.

TARGET MARKETS

We provide services principally to small to medium size merchants in retail, restaurant, supermarket, petroleum and hospitality sectors located across the United States. The small merchants we serve typically process on average $13,000 a month in credit card transactions and have an average transaction value of approximately $41 per transaction. These merchants have traditionally been underserved by larger payment processors. As a result, these merchants have historically paid higher transaction fees than larger merchants and have not been provided with tailored solutions and on-going services that larger merchants typically receive from larger processors.

DISTRIBUTION METHODS

We have adopted what we believe to be an uncomplicated sales strategy enabling us to establish additions to our sales force in a quick, inexpensive manner. We have implemented a nationwide Sales Agent Program. We market and sell our services primarily through relationships with ISOs, which we define as any non-bank party that sells electronic payment processing services to merchants. Sales Agents act as a non-employee, external sales force in communities throughout United States. We also market services through a limited in-house sales team, which focuses on the niche vertical markets and is compensated in a similar fashion as the Sales Agents.

RELATIONSHIPS WITH SPONSORS AND PROCESSORS

In order to provide processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard associations. The sponsor bank must register us with Visa as an Independent Sales Organization and with MasterCard as a Member Service Provider. We also contract with third-party processors to provide critical payment processing services.

Sponsor Bank

We currently have an agreement with Chase Merchant Services, LLC and JPMorgan Chase Bank (“JPMorgan”) to sponsor us for membership in the Visa and MasterCard associations. Under this agreement, JPMorgan settles bank card transactions for our merchants. We entered into a 3 year agreement with JPMorgan in December 2002, which we renewed in December 2005 for a period of 1 year. As the result of a recent merger, Chase Merchant Services, LLC is now known as Chase Paymentech Solutions, LLC.

Third-Party Processors

We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include First Data Corporation and Chase Paymentech Solutions, LLC. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them fees that they would have received if we had submitted the required minimum volume of transactions. Our agreement with First Data Corporation is part of an agreement with Chase Merchant Services, LLC and JPMorgan Chase Bank, which is renewed in December 2005 for a period of 1 year. Our agreement with Chase Paymentech Solutions, LLC expires in October 2009.

CUSTOMER SERVICE

We are the primary point of contact for our merchants’ payment processing needs, and customer service is therefore a central part of our business plan. From our consultative, total solution approach to handling both routine and complex on-going service issues, we believe that a commitment to superior customer service maximizes the value of our services. In addition, the competitive nature of our business calls for special attention to merchant retention. Through the level of service we provide we endeavor to minimize merchant attrition. This focus on understanding and servicing the varying needs of our different customers is the cornerstone of our business.

DEPENDENCE ON ONE OR A FEW CUSTOMERS

We are not dependent on any one or a few customers. No one existing merchant account represents more than 2% of our revenue. Our customer base consists of small to medium-size businesses spread throughout various industries and across the United States.

PATENTS, TRADEMARKS & LICENSES

On June 7, 2005, the United States Trademark Office published a notice of publication for “Acies” in the Official Gazette for opposition purposes. The public had until July 7, 2005 to file oppositions or requests for extensions against our proposed trademark. As neither type of document was filed with the United States Trademark Office, the Commissioner of Patents and Trademarks issued a Notice of Allowance on August 30, 2005, indicating that our proposed trademark is entitled to register. A Statement of Use needs to be filed for finalization of the trademark registration. On February 28, 2006, Acies was granted an extension of time to file a Statement of Use.

On June 1, 2005, Acies filed a service mark application with the United States Patent and Trademark office for the use of the name SalesCentral, which is our proprietary Internet-based system designed to improve the effectiveness of our sales force, customer service, and the management of our business.

GOVERNMENTAL REGULATIONS

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. The laws governing privacy generally remain unsettled and it is difficult to determine whether and how existing and proposed privacy laws will apply to our business. Several states have proposed legislation that would limit the uses of personal information gathered using the Internet. Congress has also considered privacy legislation that could regulate use of consumer information obtained over the Internet or in other ways. While we believe that our business model minimizes our accessing, transmitting and storing customer information, if legislation is passed by the individual states or Congress it would likely raise our cost of revenues, which would decrease our net profit and could lead to a decrease in the value of our securities.

EMPLOYEES

As of June 26, 2006, we have 13 full time employees and engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

RISK FACTORS

In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE MAY NEVER BECOME PROFITABLE OR CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2006 and March 31, 2005, we had a net loss of $(903,310) and $(3,341,095), respectively, and we have had negative operating cash flow of $(605,510) and $(887,232), respectively.

We expect to continue to incur significant expenses. To date, our operating expenses have exceeded revenues resulting in substantial losses as we attempt to grow our business in the near term. We may never be able to reduce these losses, however, subject to continued revenue growth, we anticipate our operating results to substantially imporve ove rthe net twelve months. Continued losses will require us to seek additional debt or equity financing. . If such financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable we may be required to restrict growth, liquidate all or a portion of our merchant account portfolio, or cease operating as a going concern.

WE DEPEND ON VISA AND MASTERCARD REGISTRATION AND FINANCIAL INSTITUTION SPONSORS AND WE MUST COMPLY WITH THEIR STANDARDS TO MAINTAIN REGISTRATION. THE TERMINATION OF OUR REGISTRATION COULD REQUIRE US TO STOP PROVIDING PROCESSING SERVICES ALTOGETHER.

Our designation with Visa and MasterCard as a member service provider is dependent upon the sponsorship of member clearing banks, including JP Morgan Chase and Paymentech, LP, and our continuing adherence to the standards of the Visa and MasterCard credit card associations. In the event we fail to comply with these standards, Visa or MasterCard could suspend or terminate our designation as a member service provider. If these sponsorships are terminated and we are unable to secure a bank sponsor, we will not be able to process bankcard transactions. Because of the fact that the vast majority of the transactions we process involve Visa or MasterCard, the termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could require us to stop providing processing services altogether. This would severely impact our revenues, and with that the value of our Company.

WE DEPEND ON SALES AGENTS THAT DO NOT SERVE US EXCLUSIVELY AND HAVE THE RIGHT TO REFER MERCHANTS TO OUR COMPETITORS.

We rely primarily on the efforts of independent sales agents ("Sales Agents") to market our services to merchants seeking to establish an account with a payment processor in order to accept Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion and Gift & Loyalty transactions. Sales Agents are classified as either individuals or companies that seek to introduce both newly established and existing small, medium and large businesses including retailers, restaurants, supermarkets, petroleum stations and e-commerce retailers. Most of the Sales Agents that refer merchants to us are non-exclusive to us and therefore most of them have the right to refer merchants to other service providers. Our failure to maintain our relationships with our existing and future Sales Agents, and to recruit and establish new relationships with other Sales Agents, could adversely affect our revenues and growth, and increase our merchant attrition. This would lead to an increase in cost of revenues for us which would adversely impact net income.

INCREASES IN INTERCHANGE RATES MAY ADVERSELY AFFECT OUR PROFITABILITY.

Visa and MasterCard routinely increase their respective interchange rates each year. Interchange rates are also known as discount rates that are charged for transactions processed thru Visa and MasterCard. Although we historically have reflected these increases in our pricing to merchants, there can be no assurance that merchants will continue to assume the entire impact of future increases or that transaction processing volumes will not decrease and merchant attrition increase as a result of these increases. If interchange rates increase to a point where it becomes unprofitable for us to enable merchants to accept Visa and MasterCards it would cause an increase in our cost of revenues and potentially make it unprofitable for us to continue without a change in our business plan.

INCREASES IN PROCESSING COSTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

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

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2006 and March 31, 2005, we had a net loss of $(903,310) and $(3,341,095), respectively, and we have had negative operating cash flow of $(605,510) and $(887,232), respectively.

There is no assurance that we will be profitable; however, subject to continued revenue growth, we anticipate our operating results to substantially improve over the next twelve months. Continued losses will require us to seek additional debt or equity financing. If such financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable we may be required to restrict growth.

HIGH LEVELS OF COMPETITION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

INCREASED MERCHANT ATTRITION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We experience attrition in our merchant base in the ordinary course of business resulting from several factors, including business closures and losses to competitors. Despite our retention efforts, increased merchant attrition may have a material adverse effect on our financial condition and results of operations. If we are unable to gain merchants to replace the ones we lose, we may be forced to change, curtail or abandon our business plan.

OUR OPERATING RESULTS ARE SUBJECT TO SEASONAL FLUCTUATIONS IN CONSUMER SPENDING PATTERNS.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, revenues have been weaker during the first two quarters of the calendar year and stronger during the third and fourth quarters. If, for any reason, our revenues are below seasonal norms during the third or fourth quarter, our net income could be lower than expected. This could lead to a decrease in the value of our common stock.

WE MAY BECOME SUBJECT TO CERTAIN STATE TAXES FOR CERTAIN PORTIONS OF OUR FEES CHARGED TO MERCHANTS.

We, like other transaction processing companies, may be subject to state taxation of certain portions of our fees charged to merchants for our services. Application of this tax is an emerging issue in the transaction processing industry and the states have not yet adopted uniform guidelines. If in the future we are required to pay such taxes and are not able to pass this expense on to our merchant customers, our financial condition could be adversely affected.

WE MAY BE SUBJECT TO LIABILITY DUE TO SECURITY RISKS BOTH TO USERS OF OUR MERCHANT SERVICES AND TO THE UNINTERRUPTED OPERATION OF OUR SYSTEMS.

Security and privacy concerns of users of electronic commerce such as our merchant services may inhibit the growth of the Internet and other online services as a means of conducting commercial transactions. We rely on secure socket layer technology, public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. However, various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. While we believe that our business model minimizes our accessing, transmitting and storing consumer information, because some of our activities may involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss and possible liability. In addition, our payment transaction services may be susceptible to credit card and other payment fraud schemes perpetrated by hackers or other criminals. If such fraudulent schemes become widespread or otherwise cause merchants to lose confidence in our services, or in Internet payments systems generally, our revenues could suffer.

WE RELY ON THE INTERNET INFRASTRUCTURE, AND ITS CONTINUED COMMERCIAL VIABILITY, OVER WHICH WE HAVE NO CONTROL AND THE FAILURE OF WHICH COULD SUBSTANTIALLY UNDERMINE OUR BUSINESS STRATEGY.

Our success depends, in large part, on other companies maintaining the Internet system infrastructure, including maintaining a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the infrastructure of the Internet may be unable to support the demands placed on it, and as a result the Internet's performance or reliability may suffer. Because we rely heavily on the Internet, this would make our business less profitable.

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

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. The laws governing privacy generally remain unsettled and it is difficult to determine whether and how existing and proposed privacy laws will apply to our business. Several states have proposed legislation that would limit the uses of personal information gathered using the Internet. Congress has also considered privacy legislation that could further regulate use of consumer information obtained over the Internet or in other ways. If legislation is passed by the individual states or Congress it would likely raise our cost of revenues, which would decrease our net profit.

OUR SYSTEMS AND OPERATIONS ARE VULNERABLE TO DAMAGE OR INTERRUPTION FROM FIRE, FLOOD, POWER LOSS, TELECOMMUNICATIONS FAILURE, BREAK-INS, EARTHQUAKE AND SIMILAR EVENTS OUTSIDE OF OUR CONTROL.

Our success depends, in part, on the performance, reliability and availability of our services. If our systems were to fail or become unavailable, such failure would harm our reputation, result in a loss of current and potential customers and could cause us to breach existing agreements. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events, and we would face significant damage as a result. In addition, our systems use sophisticated software which may in the future contain viruses that could interrupt service. For these reasons, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems. If this happens, it is likely that we would lose customers and revenues would decrease.

WE RELY ON KEY MANAGEMENT.

Our success depends upon the personal efforts and abilities of Oleg Firer, our President and Chief Executive Officer, Jeffrey A. Tischler, our Executive Vice President and Chief Financial Officer, Harrison Fisher, our Senior Vice President - Sales and Marketing, and Yakov Shimon, our Vice President - Technology and Data Management. Our ability to operate and implement our business plan is heavily dependent on the continued service of Messrs. Firer, Tischler, Fisher and Shimon, as well as our ability to attract, retain and motivate other qualified personnel, particularly in the areas of sales, marketing and management for our company. We face aggressive and continued competition for such personnel. We cannot be certain that we will be able to attract, retain and motivate such personnel in the future.

We do not maintain key-man insurance on the lives of Messrs. Firer, Tischler, Fisher and Shimon. If Messrs. Firer, Tischler, Fisher and Shimon were to resign, the loss could result in loss of sales, delays in new product and service development and diversion of management resources, and we could face high costs and substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. The loss of Messrs. Firer, Tischler, Fisher or Shimon and our inability to hire, retain and motivate qualified sales, marketing and management personnel for our company would have a material adverse effect on our business and operations.

RISKS RELATING TO OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE THERE ARE A SUBSTANTIAL NUMBER OF WARRANTS OUTSTANDING AND THE SALE OF THE UNDERLYING SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

The market price of our common stock may decline because there are a large number of warrants that may be available for exercise, and the sale of shares underlying these warrants may depress the market price of our common stock. As of June 21, 2006, we had approximately 51,048,978 shares of common stock issued and outstanding, 2,114,047 outstanding and vested options, and warrants to purchase up to 8,160,000 shares of common stock. Although the holders may not exercise or convert our outstanding warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings. Exercise of these options and warrants would dilute the proportionate equity interest and voting power of holders of our common stock.

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE DUE IN PART TO THE LIMITED MARKET FOR OUR SHARES, WHICH MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors, general economic and political conditions, and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained.

THE SEC HAS RECENTLY RAISED CONCERNS REGARDING WHETHER COMPANIES IN OUR INDUSTRY SHOULD RECOGNIZE REVENUES ON A GROSS OR NET BASIS.

The SEC has recently raised concerns regarding the application and interpretation of EITF 99-19 by companies in our industry, examining whether revenue should be recognized on a gross basis, as Acies and other publicly held competitors currently report revenue, or on a net basis. Reporting on a net basis would allow the recognition as revenue of only the net amount after deducting amounts paid to sponsor banks, card issuer banks, card associations, and technology partners for interchange, assessments, settlement and authorization services, and other various fees, all of which we currently report as part of our cost of revenues. There is a risk that if the SEC determines that our industry should recognize revenue on a net basis, we would need to change our accounting policy, and we may be required to restate financial statements for periods already reported to present substantially lower revenue and correspondingly lower cost of revenue, which would result in no change to our gross margin, net income, earnings per share or shareholders’ equity.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease office space at 14 Wall Street, Suite 1620, New York, New York 10005. The term of the lease for this office space is seven (7) years and ends in October 2011. We currently pay $13,700.77 per month for this office space which is approximately 5,545 square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended March 31, 2006.

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

		High	Low
2006	Fiscal:
	First Quarter	0.21	0.08
	Second Quarter	0.13	0.09
	Third Quarter	0.13	0.07
	Fourth Quarter	0.13	0.09

2005	Fiscal
	First Quarter	0.16	0.08
	Second Quarter	0.35	0.10
	Third Quarter	0.40	0.12
	Fourth Quarter	0.33	0.13

As of June 21, 2006, there were 51,048,978 shares of common stock outstanding.

As of June 21, 2006, there were approximately 67 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

Dividends
We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

EQUITY COMPENSATION PLAN INFORMATION

We currently do not have an equity compensation plan in place. However, through March 31, 2006 we have issued options, which have not been approved by our shareholders, to our management team and directors as follows:

Name	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS	EXERCISE PRICE OF OUTSTANDING OPTIONS	NUMBER OF SECURITIES VESTED AS OF MARCH 31,2006
Oleg Firer	1,845,825	$1.00	4,076,731
Jeffrey A. Tischler	922,900	$1.00	461,450
Yakov Shimon	461.456	$1.00	269,183
Miron Guilliadov (1)	461,456	$1.00	269,183
Jeffrey D. Klores	100,000	$1.00	37,500

(1) Mr. Guilliadov resigned from the Company effective May 26, 2006, at which time his options ceased to vest beyond those which had vested through March 31, 2006. As per an agreement with Mr. Guilliadov, his options will expire if not exercised by August 24, 2006.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES
On April 10, 2006, Acies issued 85,227 shares of restricted common stock to Elite Financial Communications Group in exchange for certain investor relations services valued at $9,000.

On March 3, 2006, Acies issued 1,000,000 shares of restricted common stock for $100,000, of which 500,000 shares were purchased by Ms. Bonnie K. Wachtel, who was elected a Director of the Company on May 24, 2006.

On February 24, 2006, 1,100,000 shares of common stock were issued resulting from the exercise of Acies Series A Warrants for $0.085 per share, in connection with a limited time reduced exercise price offer which was extended to holders of the warrants.

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

On June 2, 2004, we entered into a Subscription Agreement pursuant to which we sold and issued an aggregate of 500,000 shares of GM Merchant Solutions, Inc. common stock (“GMMS Stock”), par value $.001 per share, to several accredited investors who are a party to the Subscription Agreement for net proceeds of $500,000. On July 2, 2004, as part of the Exchange Agreement, 500,000 shares of GMMS Stock were converted into 828,095 of common stock.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We, through our subsidiary Acies, Inc. are principally engaged in the business of delivering payment processing solutions to small, medium and large size merchants across the United States. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Paymentech, LP. Acies' payment processing services enable merchants to process Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion, and Gift & Loyalty transactions. As part of its overall solutions, Acies also offers traditional and next-generation point-of-sale (POS) terminals, which enable merchants to utilize Acies' payment processing services.

Through our experience in payment processing, infrastructure planning and equipment deployment, we provide our merchants, both through our direct sales force as well as through Independent Sales Agents ("Sales Agents") and Independent Sales Organizations ("ISO’s"), with what we believe is fast and reliable merchant payment processing, and point of sale systems to enable payment processing. We attempt to deliver the best solutions for transaction processing services to support small to large-scale businesses.

We take a consultative approach in reviewing and evaluating a merchant’s transaction processes to determine the best solution, installing and testing the equipment, providing processing services, training the merchant’s employees, and providing on-going customer service by being the primary point of contact for questions, issues and service problems.

Our payment processing services enable merchants to accept both traditional card-present, including "swipe" and contactless transactions, as well as card-not-present transactions made by Internet or by mail, fax or telephone. Our processing services include acceptance and underwriting of merchants, detection of fraudulent transactions, receipt and settlement of funds and service and support.

We outsource certain services to third parties, including the receipt and settlement of funds. In addition, we outsource for a fee certain underwriting and acceptance functions, effectively insuring against the risk of merchant fraud. Through these arrangements, we attempt to maintain an efficient operating structure which allows us to expand our operations without having to significantly increase fixed costs or retain certain risks associated with acceptance and underwriting of merchant accounts.

We derive the majority of our revenues from fee income related to transaction processing, which is primarily comprised of a percentage of the dollar amount of each transaction processed, as well as a flat fee per transaction. The fee income is generally based on pricing we negotiate and set on a merchant-by-merchant basis, limited primarily by competitive forces. Revenues are driven by revenue from our existing portfolio of merchant accounts, the addition of new merchant accounts, pricing negotiated with merchants, and general consumer spending habits resulting from economic factors and the availability of consumer credit.

Our cost of revenues is comprised of interchange and association fees which are paid to the card-issuing bank and card association, and fees paid to third parties that have provided outsourced services. The fees are based upon fixed pricing schedules, which are subject to periodic revision, and are without regard to the pricing charged to the merchant.

For our fiscal years ended March 31, 2006 and March 31, 2005, we had a net loss of $(903,310) and $(3,341,095), respectively. We expect to continue to incur significant losses. Our operating expenses have been, and are expected to continue to be, greater than our revenues, and result in significant losses in the near term. We may never be able to reduce these losses, in which case we would be required to seek additional debt or equity financing which may result in the dilution of our existing shareholders’ interest. We can give no assurance that financing will be available, or available on terms favoritable to us or our investors. If such financing were not available, we may be forced to liquidate a portion of our merchant account portfolio, or to cease operating as a going concern.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2006 and March 31, 2005, we had a net loss of $(903,310) and $(3,341,095), respectively, and we have had negative operating cash flow of $(605,510) and $(887,232), respectively.

We expect to continue to incur significant expenses. To date, our operating expenses have exceeded revenues resulting in substantial losses as we attempt to grow our business in the near term. We may never be able to reduce these losses, however, subject to continued revenue growth, we anticipate our operating results to substantially improve over the next twelve months. Beginning in the fourth quarter of fiscal 2006, we generated positive cash flow from operations due to the increased revenue. We anticipate this trend to continue over the next twelve months.

RESULTS OF OPERATIONS

REVENUES

Net revenues increased $5,059,710 (or 129%) to $8,979,849 for the fiscal year ended March 31, 2006, as compared to net revenues of $3,920,139 for the fiscal year ended March 31, 2005. The increase in net revenues was principally due to an increase in merchant processing revenues resulting from the addition of new merchant accounts.

Cost of revenues increased $4,318,078 (or 132%) to $7,592,045 for the fiscal year ended March 31, 2006, as compared to cost of revenues of $3,273,967 for the fiscal year ended March 31, 2005. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increasing merchant processing revenues.

Gross margin increased $741,632 (or 115%) to $1,387,804 for the fiscal year ended March 31, 2006, as compared to gross margin of $646,172 for the fiscal year ended March 31, 2005. The increase in gross margin is directly attributable to the increase in net revenues that was offset by the increase in cost of revenues.

PERSONNEL EXPENSE

Personnel expense increased $722,987 (or 164%) to $1,163,907 for the fiscal year ended March 31, 2006, as compared to personnel expense of $440,920 for the fiscal year ended March 31, 2005. The increase reflects the increase in personnel necessary for ramping up our operations, additions to our direct sales force which have since been terminated, and the strengthening of our management team.

PROFESSIONAL FEES

Professional fees decreased $350,419 (or 58%) to $258,656 for the fiscal year ended March 31, 2006, as compared to $609,075 for the fiscal year ended March 31, 2005. The principal reason for the decrease was that certain professional fees incurred in the process of becoming a public company through a reverse merger in fiscal 2005 were non-recurring.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense decreased $36,291 (or 6%) to $584,635 for the fiscal year ended March 31, 2006, as compared to G&A expense of $620,926 for the fiscal year ended March 31, 2005..

LOSS ON EXTINGUISHMENT OF DEBT

During the fiscal year ended March 31, 2006, we incurred a loss of $28,453 on extinguishment of debt resulting from the conversion of $100,000 of debt and $5,947 of accrued interest into 700,000 shares of common stock. During the fiscal year ended March 31, 2005, we incurred a loss of $72,447 on extinguishment of debt resulting from the conversion of $100,000 of debt and $2,522 of accrued interest into 700,000 shares of common stock.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense decreased $6,437 (or 86%) to $1,063 and interest income increased $2,958 (or 262%) to $4,087 for the fiscal year ended March 31, 2006, as compared to interest expense of $7,500 and interest income of $1,129 income for the fiscal year ended March 31, 2005.

NET LOSS

We had a net loss of $903,310 for the fiscal year ended March 31, 2006, as compared to a net loss of $3,341,095 for the fiscal year ended March 31, 2005. The decrease in net loss is primarily attributable to the increase in gross margin and not having incurred, as in the prior year, expenses for services in connection with becoming a public company, which was principally paid for with the issuance of common stock valued at $2,085,436.

RESTATEMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS

In the fouth quarter, we corrected an error in the way we accounted for certain merchant terminal equipment during the interim periods ended September 30, 2005 and December 31, 2005 and have decided to restate our previously issued interim financial statements on Form 10-QSB. During fiscal 2006, we changed our marketing strategy with regard to many new merchant accounts. As it relates to these merchants, Acies placed point of sale equipment at their locations, with ownership of the equipment maintained by Acies, and collecting a small deposit thereon from the merchants. Should the merchant cease to be a customer, the equipment is returned to Acies for redeployment to a different merchant location, and the deposit returned to the merchant. Prior to fiscal year 2006, there were virtually no promotional programs of this nature, and all merchant terminal equipment had been expensed. We believe that capitalization of this equipment and the amortization of its cost over a 3 year period more accurately matches the revenue stream generated from these customers to the expense associated with generating revenue. The impact of the restatement, including its positive impact on net income in every period restated, is presented in Note 6 to our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of March 31, 2006 were $1,051,451 consisting of $124,804 of cash and $926,647 of net accounts receivable. Total current liabilities of $1,078,721 consisted of $904,762 of accounts payable, $160,000 in accrued compensation to officers and $13,959 of merchant equipment deposits. As of March 31, 2006, we had negative working capital of $(27,270). The ratio of current assets to current liabilities was 97% as of March 31, 2006.

Cash used in operating activities during the fiscal year ended March 31, 2006 was $605,510. Cash flows from financing activities for the fiscal year ended March 31, 2006 totaled $188,500 relating to the issuance of our common stock. Comparatively, cash used in operating activities during the fiscal year ended March 31, 2005 was $887,232 and cash flows from financing activities were $1,652,500 relating to capital contributions.

In May 2005, we converted $105,947 of debt and accrued interest into 700,000 shares of stock, which had been held by M&A Capital Advisers as collateral, valued at $134,400 (See Note 8 to the financial statements).

While we believe that Acies has sufficient current assets and operating cash flow to sustain operations at their present level through at least the next twelve months, continued growth and reaching sustained profitability would require additional financing. With no borrowings of any kind, we believe that we can secure additional adequate financing through various debt and/or equity channels. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If such financing is unavailable we may be required to restrict growth, liquidate all or a portion of our merchant account portfolio, or cease operating as a going concern.

Cash Requirements

Our business is such that our revenues are generally recurring. Once we add a new account, which generally entails up-front expenditures, whether it be salaries for direct (i.e., Acies-employed) salespersons, or an investment in merchant terminal equipment, we typically receive revenue relating to that account for as long as the merchant is our customer. If we employ a strategy of utilizing ISOs or Sales Agents, who are not salaried and are paid on a performance-based basis, the up-front costs are even less.

Our strategy is flexible, whereby we attempt to employ funds that are available to us to profitably grow the business as rapidly as possible, albeit in a controlled fashion, with an eye toward maintaining customer service levels and minimizing risk in order to retain merchants and have a long-term revenue stream. Funding may be necessary to grow the business significantly, especially through direct sales channels which would require the addition of salaried employees. In the absence of such funding, we believe that we can continue to grow at modest levels, relying more heavily on the indirect (i.e., ISOs and Sales Agents) channel.

Most of our expenses are variable and are a function of our revenue stream, while other expenses are of a more fixed nature, but are still controllable. Moreover, our fixed expenses which reflect the on-going cost of our infrastructure, would not need to be increased significantly as our revenue base increases. We estimate that over the next twelve months, to maintain a minimal rate of growth, we would have corporate operating expenses on a cash basis, excluding our cost of revenues which is variable, of approximately $1,800,000. This would include our personnel costs, rent, professional fees, insurance, utilities and other office expenses, as well as expenditures for merchant terminal equipment. Even at the minimal revenue growth rate, assuming no improvement over historical margins, we believe we would generate sufficient cash to cover our expenditures, and become profitable.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which and entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123 shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement is included in the footnotes to the financial statements.

ITEM 7. FINANCIAL STATEMENTS.

FINANCIAL STATEMENT INDEX

ACIES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(AUDITED)

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Acies Corporation
  New York, New York

We have audited the accompanying consolidated balance sheet of Acies Corporation as of March 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of Acies Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acies Corporation as of March 31, 2006, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

June 19, 2006

ACIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of March 31, 2006

ASSETS
Current Assets
Cash	$124,804
Accounts receivable	926,647
Total current assets	1,051,451

Prepaid assets and deposit	41,042
Fixed assets, net of accumulated depreciation of $11,672	30,515
Merchant Terminal Equipment, net of accumulated depreciation of $30,471	158,712
Total Assets	$1,281,720

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$904,762
Accrued compensation to officers	160,000
Merchant Equipment Deposits	13,959
Total current liabilities	1,078,721

Deferred Rent and Other Obligations	33,839

Total Liabilities	1,112,560

Commitment and contingencies	-

Shareholders' Equity
Common stock, $.001 par value, 200,000,000 shares
authorized, 50,563,751 shares issued and outstanding	50,564
Additional paid in capital	4,517,414
Deferred compensation	(82,500)
Accumulated deficit	(4,316,318)
Total shareholders’ equity	169,160
Total Liabilities and Shareholders’ Equity	$1,281,720

See summary of significant accounting policies
and notes to financial statements.

ACIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2006 and 2005

	2006	2005

Net revenues	$8,979,849	$3,920,139
Cost of revenues	7,592,045	3,273,967
Gross margin	1,387,804	646,172

Corporate expenses:
Personnel expense	1,163,907	440,920
Professional fees	258,656	609,075
General, administrative and selling	584,635	620,926
Stock-based compensation	82,500	-
Rent	147,524	119,438
Stock for services	-	2,085,436
Warrants	28,463	32,654
Total corporate expenses	2,265,685	3,908,449

Operating loss	(877,881)	(3,262,277)

Loss on extinguishment of debt	(28,453)	(72,447)
Interest expense	(1,063)	(7,500)
Interest income	4,087	1,129

Net loss	$(903,310)	$(3,341,095)

Net income (loss) per share Basic and Diluted	$(0.02)	$(0.09)
Weighted average shares outstanding Basic and Diluted	47,972,397	35,829,922

See summary of significant accounting policies
and notes to financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
March 31, 2004 through March 31, 2006

See summary of significant accounting policies
and notes to financial statements

	Common Stock		Additional Paid-in	Accumulated	Deferred
	Stock	Par	Capital	Deficit	Compensation	Total

Balance, March 31, 2004	25,321,906	$25,322	$55,703	$(71,913)		$9,112
Stock issued to Atlantic Synergy shareholders	3,913,750	3,914	(3,914)	-	-	-
Stock issued for services	7,351,456	7,351	2,078,085	-	-	2,085,436
Stock issued for cash	9,968,095	9,968	1,642,532	-	-	1,652,500
Stock issued for partial conversion of Note Payable	700,000	700	174,300	-	-	175,000
Stock issued for refinancing charges on debt	100,000	100	24,900	-	-	25,000
Stock issued as collateral for Note Payable	700,000	700	(700)	-	-	-
Warrant expense	-	-	32,654	-	-	32,654
Net loss	-	-	-	(3,341,095)	-	(3,341,095)
Balance, March 31, 2005	48,055,207	$48,055	$4,003,560	$(3,413,008)	-	$638,607
Stock returned and retired in settlement	(1,241,456)	(1,241)	(3,759)	-	-	(5,000)
Stock issued for cash in private sale	1,000,000	1,000	99,000	-	-	100,000
Stock issued for cash from Warrant exercise	1,100,000	1,100	92,400	-	-	93,500
Conversion of Note Payable to stock previously issued as collateral	-	-	134,400	-	-	134,400
Restricted stock issued to officer	1,650,000	1,650	163,350	-	(82,500)	82,500
Modified warrant agreement			28,463	-	-	28,463
Net loss	-	-	-	(903,310)	-	(903,310)
Balance, March 31, 2006	50,563,751	$50,564	$4,517,414	$(4,316,318)	$(82,500)	$169,160

See summary of significant accounting policies
and notes to financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(903,310)	$(3,341,095)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	82,500	-
Stock issued for services	-	2,085,436
Stock issued for refinancing charges	-	25,000
Stock issued for accrued interest	-	2,553
Warrant expense	28,463	32,654
Note payable issued for services	-	200,000
Depreciation expense - fixed assets and merchant equipment	39,141	2,932
Loss on extinguishment of debt	28,453	72,447
Bad debt	5,407	37,322
Changes in assets and liabilities:
Accounts receivable	(493,772)	(326,189)
Prepaid Assets and deposit	(5,000)	(36,042)
Deposits for merchant equipment	13,959	-
Accounts payable	465,744	295,997
Accrued expenses	132,905	61,753
CASH FLOWS USED IN OPERATING ACTIVITIES	(605,510)	(887,232)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of merchant terminal equipment	(189,183)	-
Purchase of fixed assets	(17,367)	(24,751)
CASH FLOWS USED IN INVESTING ACTIVITIES	(206,550)	(24,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	1,652,500
Proceeds from the exercise of warrants	93,500
Retirement of common stock	(5,000)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	188,500	1,652,500
NET CHANGE IN CASH	(623,560)	740,517
Cash, beginning of the year	748,364	7,847
Cash, end of the year	$124,804	$748,364
SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest paid	$63	$-
Non-cash items:
Conversion of debt to stock	$134,400	$175,000

See summary of significant accounting policies and notes to financial statements.

ACIES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Acies Corporation (“Acies”), through its wholly owned subsidiary Acies, Inc. (formerly GM Merchant Solutions, Inc.), provides payment processing services to merchants across the United States. Acies' payment processing services enable merchants to process Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion, and Gift & Loyalty transactions. Acies also offers traditional and next-generation point-of-sale (POS) terminals, which enable merchants to utilize Acies' payment processing services. Acies outsources certain processing services to various third parties, including Chase Paymentech, LLC.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Acies considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Acies and Acies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue Recognition. Acies recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Substantially all of Acies’ revenue consists of service revenue from credit card processing services which are recognized when the services are rendered. Service revenue is presented gross in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent” because Acies is the primary obligor in the arrangement, has latitude in establishing price, has discretion in supplier selection and assumes credit risk.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. Bad debt expense was $5,407 and $37,322 for the fiscal years 2006 and 2005, respectively.

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

Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123 shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Acies adopted this pronouncement on January 1, 2006. The impact of the adoption of this new accounting pronouncement and its pro-forma impact is shown in Note 2.

Reclassifications. In fiscal 2006, Acies separately classified certain elements in the Statements of Operations. For comparative purposes amounts in the fiscal 2005 have been reclassified to conform to the current year presentation.

NOTE 2 - STOCK-BASED COMPENSATION:

Acies adopted SFAS 123R for its interim period beginning January 1, 2006. Prior to January 1, 2006, Acies accounted for its employee stock-based compensation plans relating to stock options under Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees.” Acies granted a total of 1,742,900 options and warrants to purchase common stock to an employee and a director during the first three quarters of fiscal year ended March 31, 2006. 1,022,900 options vest every quarter over 2 years, have an exercise price of $1.00 and expire 5 years from the date of grant. 720,000 warrants vest every six months over 1 year, have an exercise price of $0.50, and expire 5 years from the date of grant. Acies recorded compensation expense relating to stock options of $0 under the intrinsic value method during the years ended March 31, 2006 and 2005. No options were granted during the fourth quarter of the fiscal year ended March 31, 2006.

The following table illustrates the effect on net income (loss) and net income (loss) per share if Acies had applied the fair value provisions of FASB Statement No. 123R , Accounting for Stock-Based Compensation, to stock-based employee compensation relating to stock options and warrants.

	2006	2005
Net income (loss) as reported	$(903,310)	$(3,341,095)
Add: stock based
compensation
determined under
intrinsic value	-	-
Less: stock based
compensation
determined under
fair value-
based method	(212,425)	(71,106)

Pro forma net loss	$(1,115,735)	$(3,412,201)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.09)
Pro forma	(0.02)

The weighted average fair value of the stock options granted during fiscal 2006 and 2005 was $0.03 and $0.10, respectively. Variables used in the Black-Scholes option-pricing model include (1)      risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility ranged from 274% to 286% and (4) zero expected dividends.

Effective February 1, 2006, Acies awarded 1,650,000 shares of restricted common stock to its chief financial officer, Jeffrey A. Tischler. Based on the market price at the date of the award, the Company recorded compensation expense of $82,500 and recorded deferred compensation of $82,500 in the stockholders’ equity section of the balance sheet. 825,000 shares vested immediately and the remaining 825,000, shares vest at February 1, 2007, assuming Mr. Tischler is still associated with the company.

NOTE 3 - STOCK OPTIONS AND WARRANTS

Summary information regarding options and warrants are as follows:

	Options	Weighted Average Excise Price	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2005	2,768,737	$1.00	8,690,000	$0.25

Year ended March 31, 2006:
Granted	1,022,900.79		720,000	$0.50
Exercised	-	-	(1,100,000)	$0.085

Outstanding at March 31, 2006	3,791,637	$.94	8,310,000	$0.27

Options outstanding and exercisable as of March 31, 2006:

- - - Outstanding - -			Exercisable
Exercise Price	Number of Shares	Remaining life	Number of Shares
$1.00	2,768,737	3 years	1,615,097
$1.00	1,022,900	4 years	498,950
	3,791,637		2,114,047

Warrants outstanding and exercisable as of March 31, 2006:

- - - Outstanding - -			Exercisable
Exercise Price	Number of Shares	Remaining life	Number of Shares
$0.25	7,590,000	4 years	7,590,000
$0.50	720,000	4 years	720,000
	8,310,000		8,310,000

During February 2006, Acies issued a modification to existing warrant agreements. Acies re-priced its original issuance of 8,540,000 Series A Warrants with an exercise price of $0.25 per share to a short term exercise price of 80% of the three day average close on the dates of February 17, 21 and 22. As a result of this limited time offer, 1,100,000 warrants were converted into common stock at an exercise price of $0.085 per share. Acies estimated an incremental expense of $28,463 using a Black-Scholes pricing model. The fair value was determined using a calculated volatility of 217.34% and a discount rate of 4.4%.This re-pricing option ended on February 24, 2006.

NOTE 4 - FIXED ASSETS

Property and office equipment consisted of the following at March 31, 2006:

Description	Life	Amount
Computer Equipment	3 years	$19,492
Office Furnature	7 years	15,614
Equipment	5 years	7,081
		42,187
Less: accumulated depreciation		(11,672)
		$30,515

Depreciation expense on fixed assets totaled $8,740 and $2,931 in fiscal 2006 and 2005, respectively.

NOTE 5 - MERCHANT TERMINAL EQUIPMENT AND RESTATEMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS

Acies typically places point of sale equipment at merchant locations as an inducement to generate revenue from processing services. Acies owns the equipment and often receives a deposit thereon from the merchant. Should the merchant cease to be a customer, the equipment is returned to Acies for redeployment to a different merchant location, and the deposit is returned to the merchant. This equipment was valued as follows at March 31, 2006:

Description	Life	Amount
Merchant terminal equipment	3 years	$189,183
Less: accumulated depreciation		(30,471)
		$158,712

Depreciation expense on merchant terminal equipment totaled $30,471 in fiscal 2006 and merchant equipment deposits totaled $13,959 at March 31, 2006. Prior to fiscal year 2006, equipment placed at merchant locations was nominal and was therefore expensed. Capitalization of this equipment more appropriately matches expense with the revenue generated as the merchant agreements are for three years or longer. Acies adopted a new marketing approach during the year ended March 31, 2006 which did not exist in previous years and thus did not treat the capitalization of this equipment as a change in accounting principle under Statement of Financial Accouting Standards No.154, “Accounting Changes and Error Corrections.” However, the previously issued financial statements for the quarters ended September 30, 2005 and December 31, 2005 erroneously presented this equipment in the statement of operations as cost of goods sold. The effects on the previously issued interim financial statements are as follows:

Balance Sheet at September 30, 2005:

	As Previously Reported	Change	Restated Amount
Total assets	$ 973,926	$ 46,762	$ 1,020,688
Total shareholders’equity	275,542	46,762	322,304

Statement of Operations for the three-months ended September 30, 2005:

	As Previously Reported	Change	Restated Amount
Cost of goods sold	$ 1,805,666	$ (46,762)	$ 1,758,904
Operating loss	(303,651)	46,762	(256,889)
Net loss	(302,126)	46,762	(256,889)

Statement of Operations for the six-months ended September 30, 2005:

	As Previously Reported	Change	Restated Amount
Cost of goods sold	$ 3,159,717	$ (46,672)	$ 3,113,045
Operating loss	(471,991)	46,762	(425,319)
Net loss	(497,465)	46,762	(450,793)

Balance Sheet at December 31, 2005:

	As Previously Reported	Change	Restated Amount
Total assets	$ 1,182,876	$ 91,784	$1,274,660
Total shareholders’ equity	180,408	91,784	272,192

Statement of Operations for the three-months ended December 31, 2005:

	As Previously Reported	Change	Restated
Cost of goods sold	$ 2,285,933	$(45,022)	$2,240,911
Operating loss	(90,243)	45,022	(45,221)
Net loss	(90,135)	45,022	(45,113)

Statement of Operations for the nine-months ended December 31, 2005:

	As Previously Reported	Change	Restated Amount
Cost of goods sold	$ 5,445,650	$ (91,784)	$5,355,866
Operating loss	(562,171)	91,784	(470,387)
Net loss	(587,600)	91,784	(495,816)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Acies’ current office is located in New York, New York. On June 4, 2004 Acies entered into a 7 year lease agreement with W12/14 Wall Realty L.L.C. Rent is reserved under a fixed rent with the first year’s monthly rent at $13,400 per month. The agreement has scheduled rental increases that are expensed on a straight line basis. A deferred rental obligation in the amount of $32,747 is recorded in Deferred Rent and Other Obligations . Rent expense was $147,524and $119,438 for fiscal 2006 and 2005, respectively.

Future minimum lease payments consist of the following:

Fiscal 2007	$154,866
Fiscal 2008	158,321
Fiscal 2009	181,132
Fiscal 2010	186,446
Thereafter	618,611

NOTE 7 - EXTINGUISHMENT OF DEBT

On July 2, 2004, Acies exchanged a $200,000 unsecured note payable bearing interest of 6%, payable in 12 months for services provided by M&A Capital Advisers (“M&A”) in connection with Acies’ reverse merger.

Pursuant to an agreement with M&A dated November 17, 2004 (the “M&A Agreement”), 1,400,000 shares of Acies common stock were issued as collateral for the note. Under the terms of the M&A Agreement, during December 2004, Acies converted $102,522 of the M&A Capital Advisers debt and accrued interest into 700,000 shares of the common stock which had been held as collateral valued at $175,000. The difference was charged to loss on extinguishment of debt. Acies also issued 100,000 shares of common stock valued at $25,000 for refinancing charges on the $200,000 note due to M&A Capital Advisors.

Under the terms of the M&A Agreement, as of May 31, 2005, Acies converted the remainder of the note payable into the remaining Acies common stock which had been held as collateral, which was valued at $134,400 at the time of the conversion. After accounting for the principal and accrued interest repayment, the remaining amount of $28,453 was charged to loss on extinguishment of debt.

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

During November 2004, Acies issued 1,400,000 shares of common stock as collateral for a note payable in the amount of $200,000. As of May 31, 2005, Acies had completely converted the note, along with accrued interest, into the shares which had been held as collateral. Acies also issued 100,000 shares of common stock valued at $25,000 for refinancing charges. See Note 8 for details.

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

Effective February 1, 2006, Acies awarded 1,650,000 shares of restricted common stock valued at $165,000, to its chief financial officer, Jeffrey A. Tischler. All of the shares are unregistered, 825,000 shares vested as of February 1, 2006, with the remaining 825,000 shares vesting as of February 1, 2007, assuming Mr. Tischler still has an employment or service relationship with the Company. $82,500 was recorded as compensation expense and $82,500 was recorded as deferred compensation and presented in the stockholders’ equity section of the balance sheet at March 31, 2006.

On February 24, 2006, 1,100,000 shares were issued for $93,500 from the exercise of warrants as the result of an offer by the Company whereby, for a limited period of time, the exercise price had been discounted from the original exercise price of $0.25 per share to a reduced exercise price based on a formula which resulted in an exercise price of $0.085 per share. Due to the modified conversion feature of the warrant the company recorded warrant expense of $28,463.

On March 3, 2006, Acies sold a total of 1,000,000 shares of common stock to two individuals, including 500,000 shares to Bonnie K. Wachtel, who later became a Director of the Company.

NOTE 9 - INCOME TAXES

Acies uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception, Acies has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $685,206 at March 31, 2006, and will expire in the years 2023 through 2026.

At March 31, 2006, deferred tax assets consisted of the following:

Net operating losses	$685,206
Less: valuation allowance	(685,206)
Net deferred tax asset	0

NOTE 10 - SUBSEQUENT EVENTS

Pursuant to a service agreement with a third party retained to perform investor relations services, in April 2006, Acies issued 85,227 shares of restricted common stock with a value of $9,000.

In May 2006, Acies granted five year stock options to officers of the Company, which aggregated 2,200,000 options at an exercise price of $0.25 per share.

In May 2006, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vest one year from the grant date, assuming the individual remains a director of the Company.

In May 2006, Acies granted 100,000 shares of restricted common stock to an officer of the Company, 50,000 shares of which vest six months after the date of the grant and the remaining 50,000 shares of which vest one year from the date of the grant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report has been made known to him in a timely fashion. This conclusion was based on a delay in our ability to correct an error wherein, based on a change in marketing strategy, certain merchant terminal equipment which was placed at merchant locations but continued to be owned by the Company was expensed when it should have been capitalized and subsequently depreciated over a three-year period. The correction of this error will result in the restatement of our previously issued interim reports on Form 10-QSB for the quarters ended September 30, 2005 and December 31, 2005. For the quarters ended September 30, 2005 and December 31, 2005, correcting this error will result in a positive impact to reduce the net loss in each period by $46,672 and $45,022, respectively. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended March 31, 2006, Malone & Bailey, PC identified this deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The delay in the correction of this error was based on the difficulty of gathering the proper data for specific identification of all equipment, and has been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our staff to properly control and maintain records relating to merchant terminal equipment. This deficiency has been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
16 OF THE EXCHANGE ACT

Directors are elected at each meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualifications of their successors. Executive officers are elected by and serve at the discretion of the board of directors.

Our executive officers, managers and directors are as follows:

Name Age Position
---- --- --------
Oleg Firer 28 Chairman of the Board of Directors, President and Chief Executive Officer, and Secretary
Jeffrey A. Tischler 50 Executive Vice President and Chief
Financial Officer, Treasurer, and Director
Harrison Fisher 41 Senior Vice President - Sales and
Marketing
Yakov Shimon 35 Vice President - Technology and Data
Management
Miron Guilliadov (1) 31 Vice President - Sales
Jeffrey D. Klores 47 Director
William B.G. Scigliano 41 Director
Bonnie K. Wachtel 51 Director

(1) Mr. Guilliadov, who was our Vice President-Sales, resigned from the company on May 26, 2006.

OLEG FIRER, CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER - From May 2005 to the present, Oleg Firer has served as Chairman of the Board of Directors. From July 2004 to the present, Mr. Firer has served as our President, Chief Executive Officer and Secretary and Treasurer until May 4, 2006. Mr. Firer has served as the President of GM Merchant Solution, Inc., since August 2002. Additionally, Mr. Firer has served as the Managing Partner of GMS Worldwide, LLC, since August 2003. From November 2002 to December 2003, Mr. Firer served as the Chief Operating Officer of Digital Wireless Universe, Inc. From December 2001 to November 2002, Mr. Firer served as the Managing Partner of CELLCELLCELL, LLC. From March 1998 to December 2001, Mr. Firer served as Vice President of SpeedUS Corp (NASDAQ: SPDE). Mr. Firer attended business management classes at Phoenix University in 2000. Mr. Firer studied Computer Science at New York Technical College from 1993 to 1995.

JEFFREY A. TISCHLER, EXECUTIVE PRESIDENT AND CHIEF FINANCIAL OFFICER, AND DIRECTOR - Jeffrey A. Tischler joined Acies as its Chief Financial Officer on May 6, 2005, and was elected Executive Vice President and Chief Financial Officer, Treasurer and Director, in May 2006. Prior to joining Acies, Jeffrey A. Tischler was Vice President of Asta Funding, Inc. (NASDAQ:ASFI), a consumer receivables asset management company, where his responsibilities included involvement in operational and financial functions ranging from strategic planning to strengthening the company's infrastructure. From 1993 to 2000, Mr. Tischler was Executive Vice President and Chief Financial Officer of LandAmerica Financial Group, Inc. (NYSE:LFG), including serving as Executive Vice President and Chief Financial and Administrative Officer of LandAmerica's acquired predecessors, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company. From 1980 to 1993, Mr. Tischler was with Reliance Group Holdings, Inc., where he held the position of Vice President of Financial Planning and Analysis. A certified public accountant, Mr. Tischler was a senior accountant with KPMG Peat Marwick from 1978 to 1980. Mr. Tischler received an M.B.A. degree in Finance and Accounting from the University of Rochester's Simon School of Business in 1978, and a B.A. in Economics from the University of Rochester in 1977.

HARRISON FISHER, SENIOR VICE PRESIDENT - SALES AND MARKETING - Prior to joining Acies in May 2006, Mr. Fisher spearheaded and developed national sales teams largely at JPMorgan Chase & Co. over a period spanning nearly 20 years. As Senior Vice President-Sales and Marketing, Mr. Fisher is responsible for developing and executing sales and marketing strategies, initiatives and programs that promote sales growth, maximize sales team productivity and drive new business development. He leads both the Company’s internal sales force, as well as its national network of Independent Sales Organizations and independent sales agents. While most recently serving as Vice President in charge of Small Business in the East Coastal Market at JPMorgan Chase & Co., he oversaw daily general and sales management, marketing, finance and overall operations of Small Business Banking for New Jersey, Florida and Staten Island, New York. Prior posts at JPMorgan Chase included National Direct Sales Manager, and Regional Sales Manager responsible for the Manhattan Region.

YAKOV SHIMON, VICE PRESIDENT- TECHNOLOGY AND DATA MANAGEMENT - From July 2004 to April 2006, Yakov Shimon served as our Vice President of Merchant Operations. In April 2006, Mr. Shimon was named our Vice President - Technology and Data Management. Mr. Shimon has served as Vice President of GM Merchant Solution, Inc., since August 2002. Additionally, Mr. Shimon has served as a Member of GMS Worldwide, LLC., since August 2003. From February 2000 to December 2003 Mr. Shimon served as Vice President of Development of Digital Wireless Universe, Inc. From September 1998 to February 2000, Mr. Shimon served as Senior Developer at SpeedUS Corp (NASDAQ: SPDE). Mr. Shimon graduated from Polytechnic University in New York with a major in Mechanical Engineering in August 1995.

JEFFREY D. KLORES, DIRECTOR - From 2002 to the present, Jeffrey Klores has served as Vice President of Sales for the Eastern U.S. and Canada for Santa Clara, California-based ViVOtech, which specializes in electronic payment technology on a worldwide basis where customers can make payments with radio frequency (“RF”) enabled credit cards, access cards and cell phones at existing point-of-sale systems. From 1998 to 2000, Mr. Klores served as Eastern Sales Manager of InfoSpace, where he was involved with business development activities with U.S. banks and financial services organizations. From 1994 to 1996, Mr. Klores was Director of New Business Development of First Data Corporation (NYSE: FDC), where he helped create merchant processing alliances with domestic-based-banks. From 1991 to 1993, he was Senior Account Executive at Electronic Data Systems Corporation (NYSE: EDS) where he was responsible for sales to credit card issuing, acquiring, and debit card processing banks. From 1989 to 1991, Mr. Klores served as Sales Manager of Norwest Card Services, where he led the merchant acquiring, card issuing, debit and correspondent data processing sales efforts across the United States. In 1980 Mr. Klores received a Bachelor’s Degree in Marketing from the University of Arizona and received an M.B.A. in Management from Western International University in 1984.
BONNIE K. WACHTEL, DIRECTOR - Bonnie Wachtel was elected a Director of the Company in May 2006. For the past 22 years, Ms. Wachtel has served as Vice President and General Counsel of Wachtel & Co., Inc., a securities and investment banking firm based in Washington, D.C. She also serves as a director of VSE Corp. (Nasdaq:VSEC), a leading provider of diversified services to the engineering, defense, and homeland security markets and as a director of Information Analysis Incorporated (OTCBB:IAIC), an information technology services company. Ms. Wachtel holds a B.A. and an M.B.A. from the University of Chicago, and a J.D. from the University of Virginia. She is a Certified Financial Analyst.

WILLIAM B.G. SCIGLIANO, DIRECTOR - William Scigliano was elected a Director of the Company in May 2006. Mr. Scigliano brings Acies broad expertise in the fields of investment banking, mergers and acquisitions and government relations. He currently serves as a Co-chairman of the Board of Wherify Wireless, Inc. (OTCBB:WFYW), a leading developer of patented wireless location solutions and services for family safety and communications, and also serves as a Director for AlphaTrade.com (OTCBB:APTD). Previously, he was Chairman and CEO of IQ Biometrix, where he led the Company to become a major provider of identification technology for law enforcement and homeland security and directed its merger with Wherify in mid-2005. Prior to that, he was an executive advisor to the Attorney General of British Columbia and also served as an advisor to the National Association of Attorneys General in Washington, D.C.

EXECUTIVE OFFICERS OF THE COMPANY

Officers are appointed to serve at the discretion of the Board of Directors. None of our executive officers, managers or directors has a family relationship with any other of our executive officers, managers or directors. All executive officers have agreed to abide by the Company’s Code of Ethics.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit and compensation committees of our board of directors were formed on May 26, 2006, both consisting of our three independent directors, Ms. Wachtel and Messrs. Klores and Scigliano. Ms. Wachtel qualifies as an audit committee financial expert.

COMPLIANCE WITH SECTION 16(a) , BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on our review of copies of all disclosure reports filed by our directors and executive officers pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, a number of Forms 3, 4, and 5 were not timely filed. They are as follows:

o A Form 3 was filed by Jeffrey A. Tischler on September 2, 2005, reporting his appointment as Chief Financial Officer of the Company on May 6, 2005 .

o A Form 4 was filed by Oleg Firer on September 2, 2005, reporting the grant of 1,845,825 options on July 1, 2004.

o A Form 4 was filed by Yakov Shimon on September 2, 2005, reporting the grant of 461,456 options on July 1, 2004.

o A Form 4 was filed by Jeffrey A. Tischler on September 2, 2005, reporting the grant of 922,900 options and 720,000 options on May 6, 2005.

o A Form 4 was filed by Miron Guilliadov on September 2, 2005, reporting the grant of 461,456 options on July 1, 2004.

o A Form 4 was filed by Jeffrey A. Tischler on February 10, 2006, reporting the grant of 1,650,000 restricted shares on February 1, 2006.

ITEM 10. EXECUTIVE COMPENSATION

The compensation for all of our former and current directors and officers individually for services rendered to us for the fiscal year ended March 31, 2006 is set forth in the following table:

Annual Compensation Long-term Compensation Awards
Other Annual Restricted
Name and Position Fiscal Year Salary Bonus ($) Compensation Options/SARs (#)(1) Stock (#)(2) Warrants (#)(3)
----------------- ----------- ------ --------- ------------ ------------------ ----------- ---------------
Oleg Firer 2006 $ 187,500 $90,000 - 615,275 - -
President and CEO 2005 $ 123,846 - $ - 461,456 - -
2004 - - $ 33,313 - - -

Jeffrey A. Tischler 2006 $ 134,616 $50,000 $ - 461,450 1,650,000 720,000
Exec. VP and CFO 2005 $ - - - - - -
2004 - - - - - -

Yakov Shimon 2006 $ 98,958 $20,000 - 153,819 - -
Vice President 2005 $ 66,766 - - 115,364 - -
2004 - - $ 6,000 - - -

Miron Guilliadov (4) 2006 $ 95,000 $20,000 - 153,819 - -
Vice President 2005 $ 66,766 - - 115,364 - -
2004 - - $ 37,083 - - -

Compensation amounts listed above do not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1)	Options vested during the years ended March 31. All options are exercisable at $1.00.
(2)	On February 1, 2006, Mr. Tischler received 1,650,000 of restricted stock, 825,000 shares of which will vest on February 1, 2007, assuming he is still associated with the Company.
(3)	On May 9, 2005, Mr. Tischler received five year warrants to purchase 720,000 shares of common stock at $0.50 per share.
(4)	Mr. Guilliadov resigned from the Company effective May 26, 2006.

COMPENSATION OF DIRECTORS

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. Directors do receive stock compensation for services. In 2006, Mr. Klores received 100,000 options to purchase common stock at $1.00 per share. For serving in fiscal 2007, each independent director receives 100,000 shares of restricted stock.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

The following table provides information related to options granted to our named executive officers and directors during the fiscal year ended March 31, 2006.

Number of % of Total
Securities Options Exercise
Underlying Granted in Price
Name Options Granted Fiscal 2005 ($/Share) Expiration Date
----------------- ----------------- --------------- --------------- -----------------
Jeffrey A. Tischler  922,900 90.2% $1.00 5/9/10
Jeffrey D. Klores  100,000 9.8% $1.00 9/14/10
Oleg Firer - - - -
Yakov Shimon - - - -
Miron Guilliadov - - - -

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

No individual exercises of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by any executive officer or any director during our fiscal year ended March 31, 2006.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We had no long-term incentive plans during our fiscal year ended March 31, 2006. In February 2006, we awarded 1,650,000 shares of restricted common stock to Mr. Tischler. All of the shares are unregistered with 825,000 shares having vested February 1, 2006 and the remaining 825,000 shares vesting as of February 1, 2007, assuming Mr. Tischler still has an employment or service relationship with the Company.

EXECUTIVE EMPLOYMENT AGREEMENTS

On July 1, 2004, we entered into a three-year employment contract with Oleg Firer to serve as our Chief Executive Officer. Under the terms of the contract, Mr. Firer received a base salary of $180,000 per year subject to upward or downward adjustments each year after an annual review. Mr. Firer is also entitled to receive annual performance based bonuses targeted at 30% or greater of his base salary and contingent bonus based on certain performance factors. On May 5, 2006, we entered into a new employment agreement with Mr. Firer. The terms of Mr. Firer’s employment agreement supersede the terms of the employment agreement between dated July 1, 2004. In connection with such previous employment agreement, on July 1, 2004 Mr. Firer was granted stock options to purchase 1,845,825 shares of our common stock at an exercise price of $1.00 per share (the “2004 Option Grant”), which options vest ratably on a quarterly basis over a 3 year period from the date of grant and expire on July 1, 2009.

Mr. Firer’s employment agreement provides for a base salary of $215,000 on an annualized basis, subject to periodic adjustments. Mr. Firer is eligible to earn periodic incentive bonuses, based upon the achievement of milestones and objectives established by our Board of Directors or Compensation Committee. For the fiscal year ending March 31, 2007, Mr. Firer is eligible to earn quarterly incentive bonus payments in the aggregate annual maximum amount of up to 70% of his base salary based upon the achievement of milestones and objectives established by our Board of Directors relating to revenue growth, net income, and cash flow from operations. Under the employment agreement, Mr. Firer also is eligible to earn annual discretionary bonuses.

On July 1, 2004, we entered into a one-year employment contract with Yakov Shimon to serve as our Vice President of Merchant Operations, which automatically renews for one-year periods unless terminated by either Acies or Mr. Shimon. The employment contract renewed effective July 1, 2005, and is now for Mr. Shimon to serve as our Vice President - Technology and Date Management. Under the terms of the contract, Mr. Shimon will receive a base salary of $95,000 per year subject to upward or downward adjustments each year after an annual review. Mr. Shimon is also entitled to receive annual performance based bonuses based on certain performance factors. In addition, Mr. Shimon will receive stock options that vest over a three-year period to purchase 461,456 shares of our common stock at an exercise price of $1.00 per share, which stock option obligation we assumed in connection with closing the Exchange Agreement we entered into with Atlantic Synergy, Inc. dated as of July 2, 2004.

On May 5, 2006, we entered into an employment agreement with Mr. Tischler. The terms of Mr. Tischler’s employment agreement supersede the terms of his employment offer letter dated May 4, 2005. In connection with such offer letter, in May 2005 Mr. Tischler was granted stock options to purchase 922,900 shares of our common stock at an exercise price of $1.00 per share, which options vest ratably on a quarterly basis over a 2 year period from the date of grant and expire on July 1, 2009, and warrants to purchase 720,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest ratably on a semi-annual basis over a 1 year period from the date of grant and expire on May 9, 2010 (the “2005 Grant”).

Mr. Tischler’s employment agreement provides for a base salary of $180,000 on an annualized basis, subject to periodic adjustments. Mr. Tischler is eligible to earn periodic incentive bonuses, based upon the achievement of milestones and objectives established by our Board of Directors or Compensation Committee. For the fiscal year ending March 31, 2007, Mr. Tischler is eligible to earn quarterly incentive bonus payments in the aggregate annual maximum amount of up to 50% of his base salary based upon the achievement of milestones and objectives established by our Board of Directors relating to revenue growth, net income, and cash flow from operations. Under the employment agreement, Mr. Tischler also is eligible to earn annual discretionary bonuses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table identifies as of June 21, 2006 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of the common stock of the Company, and the number of and percent of the Company's common stock beneficially owned by:

o all directors and nominees, naming them,

o our executive officers,

o our directors and executive officers as a group, without naming them, and

o persons or groups known by us to own beneficially 5% or more of our common stock.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from June 21, 2006 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of June 21, 2006 have been exercised and converted.

Name of Beneficial Owner Common Stock Percentage of
Beneficially Owned Common Stock(1)
------------------------ ------------------- --------------
Oleg Firer 10,521,081(2) 20.08%
14 Wall St., Suite 1620
New York, NY 10005

Yakov Shimon 9,505,768(3) 18.50%
14 Wall St., Suite 1620
New York, NY 10005

Jeffrey A. Tischler 3,009,313(4) 5.74%
14 Wall St., Suite 1620
New York, NY 10005

Bonnie K. Wachtel 600,000 1.18%
14 Wall St., Suite 1620
New York, NY 10005

Jeffrey Klores 151,000 *
14 Wall St., Suite 1620
New York, NY 10005

Harrison Fisher 112,500 *
14 Wall St., Suite 1620
New York, NY 10005

William B.G. Scigliano 100,000 *
14 Wall St., Suite 1620
New York, NY 10005

All Officers and Directors 23,999,662 44.31%
As a Group (7 persons)

------------------------------
Miron Guilliadov 8,709,814(5) 16.97% 4050 Nostrand Ave, Apt 3F Brooklyn, NY 11235 Bristol Investment Fund, Ltd. 4,670,000(6) 8.74% 10990 Wilshire Blvd., Suite 1410 Los Angeles, CA 90024

* Less than 1%

(1) Based on 51,048,978 shares of common stock outstanding as of June 21, 2006, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(2) Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 228,121 shares of common stock issued on July 2, 2004 which are held indirectly by entities jointly owned by Oleg Firer, Yakov Shimon and Miron Guilliadov; (iii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; (iv) 4,000 shares of common stock purchased on the open market on October 5, 2004 at a price of $0.25 per share; (v) 5,200 shares of common stock purchased on the open market on February 25, 2005 at a price of $0.19 per share; (vi) 8,200 shares of common stock purchased on the open market on May 11, 2005 at a price of $0.095 per share; and (vii) options issued on July 1, 2004 to purchase an aggregate of 1,343,050 shares of common stock which will have vested as of June 30, 2006 at a price of $1.00 per share.

(3) Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 228,121 shares of common stock issued on July 2, 2004 which are held indirectly by entities jointly owned by Oleg Firer, Yakov Shimon and Miron Guilliadov; (iii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; and (iv) options issued on July 1, 2004 to purchase an aggregate of 345,137 shares of common stock which will have vested as of June 30, 2006 at a price of $1.00 per share.

(4) Includes : (i) 1,650,000 shares of restricted common stock awarded on February 1, 2006, pursuant to a Restricted Stock Agreement; (ii) Warrants issued on May 9, 2005 to purchase 720,000 shares of common stock at $0.50 per share; and (iii) options issued on May 9, 2005 to purchase an aggregate of 639,313 shares of common stock which will have vested as of June 30, 2006 at a price of $1.00 per share.

(5) Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 228,121 shares of common stock issued on July 2, 2004 which are held indirectly by entities jointly owned by Oleg Firer, Yakov Shimon and Miron Guilliadov; and (iii) options issued on July 1, 2004 to purchase an aggregate of 269,183 shares of common stock which will have vested as of June 30, 2006 at a price of $1.00 per share.

(6) Includes: (i) 2,270,000 shares of common stock; and (ii) 2,400,000 shares of common stock upon exercise of warrants at an exercise price of $0.25 per share, each of which were issued pursuant to the February 2005 private placement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 30, 2005, Acies borrowed $50,000 from Oleg Firer, President and Chief Executive Officer, pursuant to a Promissory Note under which terms interest would have accrued to Mr. Firer at 8% per annum. The principal of the Note was repaid in full on January 11, 2006, and any interest was forgiven.

During the year ended March 31, 2006, the Company purchased equipment from ViVOtech Inc. aggregating of $16,099. Jeffrey D. Klores, a Director of the Company, is Vice President of Sales for ViVOtech Inc.

ITEM 13. EXHIBITS

The following exhibits are included as part of this Form 10-KSB. References to "the Company" in this Exhibit List refer to Acies Corporation, a Nevada corporation.

3.1 Articles of Incorporation of TerenceNet, Inc. dated October 11, 2000.
(Incorporated by reference to Exhibit 3 to TerenceNet, Inc.'s Form 10-SB, as amended, filed with the Securities and Exchange Commission on April 5, 2002).

3.2 Bylaws of TerenceNet, Inc. (Incorporated by reference to Exhibit 4 to TerenceNet, Inc.'s Form
10-SB, as amended, filed with the Securities and Exchange Commission on
April 5, 2002).

3.3 Certificate of Amendment of Articles of Incorporation (Incorporated by reference to Exhibit 3 to Atlantic Synergy, Inc.'s Form 8-K filed with the Securities and
Exchange Commission on July 9, 2004).

4.1 Form of Series A Common Stock Purchase Warrant issued to investors pursuant to the February 3, 2005 private placement (Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 2005).

10.1 Exchange Agreement by and between Acies, Inc. and Atlantic Synergy, Inc.
dated as of July 2, 2004 (Incorporated by reference to Exhibit 2 to Atlantic Synergy, Inc.'s
Form 8-K/A filed with the Securities and Exchange Commission on July 12,
2004).

10.2 Year 2004 Stock Award Plan of Atlantic Synergy, Inc. (Incorporated by reference to Exhibit 4 to Atlantic Synergy, Inc.'s Form S-8 filed with the Securities and
Exchange Commission on August 31, 2004).

10.3 Year 2004 Officer/Director/Employee Stock Award Plan of Atlantic Synergy,
Inc. (Incorporated by reference to Exhibit 4 to Atlantic Synergy, Inc.'s Form S-8 filed with the Securities and Exchange Commission on September 13, 2004).

10.4 Form of Subscription Agreement by and between Atlantic Synergy, Inc. and the purchasers identified on the signature pages thereto dated as of
September 2, 2004.

10.5 Investor Relations Agreement by and between Acies, Inc. and Investor
Relations Network dated as of December 3, 2004.

10.6 Securities Purchase Agreement by and between the Company and the purchasers identified on the signature pages thereto dated as of February
3, 2005 (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the
Securities and Exchange Commission on February 8, 2005).

10.7 Registration Rights Agreement by and between the Company and the purchasers identified on the signature pages thereto dated as of February
3, 2005 (Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed with the
Securities and Exchange Commission on February 8, 2005).

10.8 Employment Agreement by and between the Company and Oleg Firer dated as of
May 5, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006).

10.9 Employment Agreement by and between the Company and Yakov Shimon dated as of July 1, 2004.

10.10 Employment Agreement by and between the Company and Miron Guilliadov dated as of July 1, 2004.

10.11 Form of Subscription Agreement by and between GM Merchant Solutions, Inc. and the purchasers identified on the signature pages thereto dated as of June 2, 2004.
10.12 Employment Agreement by and between the Company and Jeffrey A. Tischler dated as of
May 5, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006).
14.1 Company Code of Ethics (filed herewith)

31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered during fiscal 2006 and 2005:

FEE CATEGORY FISCAL 2006 FISCAL 2005
------------------ ------------ ------------
Audit Fees $ 33,733 $ 27,500
Audit-Related Fees 1,225 2,500
Tax Fees
All Other Fees - -
------------ ------------
Total Fees $ 34,958 $ 35,000
============ ============

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Malone & Bailey in connection with statutory and regulatory filings or engagements. Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees." These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

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

49

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACIES CORPORATION

Date: June 29, 2006 By: /s/ Oleg Firer ------------------- Oleg Firer Chief Executive Officer

Date: June 29, 2006 Name: /s/ Jeffrey A. Tischler ----------------------- Jeffrey A. Tischler Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE TITLE DATE
---------------------------- ----------------------------- -------------------

By: /s/ Oleg Firer Chairman of the Board, June 29, 2006
----------------------- and Chief Executive Officer
Oleg Firer

By: /s/ Jeffrey A. Tischler Executive Vice President June 29, 2006
----------------------- and Chief Financial Officer,
Jeffrey A. Tischler and Director

 By: /s/ Jeffrey D. Klores Director June 29, 2006
-----------------------
Jeffrey D. Klores

By: /s/ Bonnie K. Wachtel Director June 29, 2006
-----------------------
Bonnie K. Wachtel

By: /s/ William B. Scigliano Director June 29, 2006
-----------------------
William B. Scigliano

49

EXHIBIT 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Acies Corporation, formerly Atlantic Synergy, Inc. (the "Company") on Form 10-KSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Oleg Firer, acting in the capacity as the Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Acies Corporation and will be retained by Acies Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
/s/ Oleg Firer ------------------------ Oleg Firer Chief Executive Officer June 29, 2006

EXHIBIT 32.1

CERTIFICATION

I, Oleg Firer, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Acies Corporation, formerly Atlantic Synergy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within the Corporation, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 29, 2006 /s/ Oleg Firer --------------------------- Oleg Firer Chief Executive Officer

49

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Acies Corporation, formerly Atlantic Synergy, Inc. (the "Company") on Form 10-KSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Tischler, acting in the capacity as the Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Acies Corporation and will be retained by Acies Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
/s/ Jeffrey A. Tischler ------------------------ Jeffrey A. Tischler Chief Financial Officer June 29, 2006

EXHIBIT 32.2

CERTIFICATION

I, Jeffrey A. Tischler, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Acies Corporation, formerly Atlantic Synergy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within the Corporation, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 29, 2006 /s/ Jeffrey A. Tischler --------------------------- Jeffrey A. Tischler Chief Financial Officer

49

Name of Beneficial Owner              Common Stock        Percentage of
Beneficially Owned Common Stock(1)
------------------------           -------------------    --------------
Oleg Firer                            10,521,081(2)           20.08%
14 Wall St., Suite 1620
New York, NY 10005

Yakov Shimon                           9,505,768(3)           18.50%
14 Wall St., Suite 1620
New York, NY 10005

Jeffrey A. Tischler                    3,009,313(4)            5.74%
14 Wall St., Suite 1620
New York, NY 10005

Bonnie K. Wachtel                        600,000               1.18%
14 Wall St., Suite 1620
New York, NY 10005

Jeffrey Klores                           151,000                  *
14 Wall St., Suite 1620
New York, NY 10005

Harrison Fisher                          112,500                  *
14 Wall St., Suite 1620
New York, NY 10005

William B.G. Scigliano                   100,000                  *
14 Wall St., Suite 1620
New York, NY 10005

All Officers and Directors            23,999,662              44.31%
As a Group (7 persons)
------------------------------
Miron Guilliadov                       8,709,814(5)           16.97%
4050 Nostrand Ave, Apt 3F
Brooklyn, NY 11235

Bristol Investment Fund, Ltd.          4,670,000(6)            8.74%
10990 Wilshire Blvd., Suite 1410
Los Angeles, CA 90024

* Less than 1%

(1) Based on 51,048,978 shares of common stock outstanding as of June 21, 2006, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(2) Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately
26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii)
228,121 shares of common stock issued on July 2, 2004 which are held indirectly by entities jointly owned by Oleg Firer, Yakov Shimon and Miron Guilliadov;
(iii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; (iv) 4,000 shares of common stock purchased on the open market on October 5, 2004 at a price of $0.25 per share; (v) 5,200 shares of common stock purchased on the open market on February
25, 2005 at a price of $0.19 per share; (vi) 8,200 shares of common stock purchased on the open market on May 11, 2005 at a price of $0.095 per share; and
(vii) options issued on July 1, 2004 to purchase an aggregate of 1,343,050 shares of common stock which will have vested as of June 30, 2006 at a price of
$1.00 per share.

(3) Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately
26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii)
228,121 shares of common stock issued on July 2, 2004 which are held indirectly by entities jointly owned by Oleg Firer, Yakov Shimon and Miron Guilliadov;
(iii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; and (iv) options issued on
July 1, 2004 to purchase an aggregate of 345,137 shares of common stock which will have vested as of June 30, 2006 at a price of $1.00 per share.

(4) Includes : (i) 1,650,000 shares of restricted common stock awarded on
February 1, 2006, pursuant to a Restricted Stock Agreement; (ii) Warrants issued on May 9, 2005 to purchase 720,000 shares of common stock at $0.50 per share;
and (iii) options issued on May 9, 2005 to purchase an aggregate of 639,313 shares of common stock which will have vested as of June 30, 2006 at a price of
$1.00 per share.

(5) Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately
26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii)
228,121 shares of common stock issued on July 2, 2004 which are held indirectly by entities jointly owned by Oleg Firer, Yakov Shimon and Miron Guilliadov; and
(iii) options issued on July 1, 2004 to purchase an aggregate of 269,183 shares of common stock which will have vested as of June 30, 2006 at a price of $1.00 per share.

(6) Includes: (i) 2,270,000 shares of common stock; and (ii) 2,400,000 shares of common stock upon exercise of warrants at an exercise price of $0.25 per share, each of which were issued pursuant to the February 2005 private placement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 30, 2005, Acies borrowed $50,000 from Oleg Firer, President and
Chief Executive Officer, pursuant to a Promissory Note under which terms interest would have accrued to Mr. Firer at 8% per annum. The principal of the
Note was repaid in full on January 11, 2006, and any interest was forgiven.

During the year ended March 31, 2006, the Company purchased equipment from
ViVOtech Inc. aggregating of $16,099. Jeffrey D. Klores, a Director of the
Company, is Vice President of Sales for ViVOtech Inc.

ITEM 13. EXHIBITS

The following exhibits are included as part of this Form 10-KSB. References to
"the Company" in this Exhibit List refer to Acies Corporation, a Nevada corporation.

3.1   Articles of Incorporation of TerenceNet, Inc. dated October 11, 2000.
      (Incorporated by reference to Exhibit 3 to TerenceNet, Inc.'s Form 10-SB, as amended, filed with the Securities and Exchange Commission on April 5,
      2002).

3.2   Bylaws of TerenceNet, Inc. (Incorporated by reference to Exhibit 4 to
      TerenceNet, Inc.'s Form 10-SB, as amended, filed with the Securities and
      Exchange Commission on April 5, 2002).

3.3   Certificate of Amendment of Articles of Incorporation (Incorporated by
      reference to Exhibit 3 to Atlantic Synergy, Inc.'s Form 8-K filed with the
      Securities and Exchange Commission on July 9, 2004).

4.1   Form of Series A Common Stock Purchase Warrant issued to investors pursuant to the February 3, 2005 private placement (Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed with the
      Securities and Exchange Commission on February 8, 2005).

10.1  Exchange Agreement by and between Acies, Inc. and Atlantic Synergy, Inc.
      dated as of July 2, 2004 (Incorporated by reference to Exhibit 2 to
      Atlantic Synergy, Inc.'s Form 8-K/A filed with the Securities and Exchange
      Commission on July 12, 2004).

10.2  Year 2004 Stock Award Plan of Atlantic Synergy, Inc. (Incorporated by
      reference to Exhibit 4 to Atlantic Synergy, Inc.'s Form S-8 filed with the
      Securities and Exchange Commission on August 31, 2004).

10.3  Year 2004 Officer/Director/Employee Stock Award Plan of Atlantic Synergy,
      Inc. (Incorporated by reference to Exhibit 4 to Atlantic Synergy, Inc.'s
      Form S-8 filed with the Securities and Exchange Commission on September
      13, 2004).

10.4  Form of Subscription Agreement by and between Atlantic Synergy, Inc. and the purchasers identified on the signature pages thereto dated as of
      September 2, 2004.

10.5  Investor Relations Agreement by and between Acies, Inc. and Investor
      Relations Network dated as of December 3, 2004.

10.6  Securities Purchase Agreement by and between the Company and the purchasers identified on the signature pages thereto dated as of February
      3, 2005 (Incorporated by reference to Exhibit 4.1 to the Company's Form
      8-K filed with the Securities and Exchange Commission on February 8,
      2005).

10.7  Registration Rights Agreement by and between the Company and the purchasers identified on the signature pages thereto dated as of February
      3, 2005 (Incorporated by reference to Exhibit 4.3 to the Company's Form
      8-K filed with the Securities and Exchange Commission on February 8,
      2005).

10.8  Employment Agreement by and between the Company and Oleg Firer dated as of
      May 5, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's
Form 8-K filed with the Securities and Exchange Commission on May 12, 2006).

10.9  Employment Agreement by and between the Company and Yakov Shimon dated as of July 1, 2004.

10.10 Employment Agreement by and between the Company and Miron Guilliadov dated as of July 1, 2004.

10.11    Form of Subscription Agreement by and between GM Merchant Solutions,
         Inc. and the purchasers identified on the signature pages thereto dated as of June 2, 2004.

10.12 Employment Agreement by and between the Company and Jeffrey A. Tischler dated as of May 5, 2006 (Incorporated by reference to Exhibit 10.2 to the
      Company's Form 8-K filed with the Securities and Exchange Commission on
      May 12, 2006).

14.1  Company Code of Ethics (filed herewith)

31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section
302 (filed herewith).

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
(filed herewith).

31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section
302 (filed herewith).

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
(filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered during fiscal 2006 and 2005:

FEE CATEGORY                    FISCAL 2006   FISCAL 2005
------------------              ------------  ------------
Audit Fees                      $    33,733     $   27,500
Audit-Related Fees                    1,225          2,500
Tax Fees
All Other Fees                            -              -
                                ------------  ------------
Total Fees                      $    34,958    $    35,000
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

                                ACIES CORPORATION

Date: June 29, 2006

By:  /s/ Oleg Firer
     -------------------
     Oleg Firer
     Chief Executive Officer

Date: June 29, 2006

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

         SIGNATURE                        TITLE                    DATE
----------------------------  -----------------------------  -------------------

By: /s/ Oleg Firer              Chairman of the Board,           June 29, 2006
   -----------------------    and Chief Executive Officer
        Oleg Firer

By: /s/ Jeffrey A. Tischler     Executive Vice President         June 29, 2006
   -----------------------    and Chief Financial Officer,
        Jeffrey A. Tischler          and Director

 By: /s/ Jeffrey D. Klores              Director                 June 29, 2006
   -----------------------
        Jeffrey D. Klores

By: /s/ Bonnie K. Wachtel              Director                 June 29, 2006
   -----------------------
        Bonnie K. Wachtel

By: /s/ William B. Scigliano           Director                 June 29, 2006
   -----------------------
        William B. Scigliano