Form 10KSB/A
period 2006-03-31
ACIES CORP
filed 2006-06-30
CIK 1138462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Transition Period from __________ to _________

Commission File Number 000-49724

ACIES CORPORATION

NEVADA (State of other jurisdiction of incorporation or organization)	91-2079553 (I.R.S. Employer Identification Number)

14 Wall Street, Suite 1620, New York, NY (Address)	10005 (Zip Code)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the year ended March 31, 2006 ("10-KSB") for the purpose of amending certain information appearing in the 10-KSB in Part I, Item 1, Risk Factors section, and in Part II, Item 6, Management’s Discussion and Analysis, Overview section.  In those sections, certain final edits removing language which was replaced with inserted corrected language was not reflected in the previous submission.  In addition, in Part II, Item 5, Equity Compensation Plan Information, the number of securities vested as of March 31, 2006 for Mr. Firer has been corrected.  Lastly, the document was revised to include page numbers.  Except for the foregoing, the Registrant's 10-KSB remains as originally filed with the Securities and Exchange Commission on June 29, 2006.  All information in this Amendment No. 1 on Form 10-KSB/A is as of the date of filing of the 10-KSB and does not reflect any subsequent information or events other than the changes referred to above.

FORM 10-KSB/A

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

RISK FACTORS

In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB/A.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

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

EQUITY COMPENSATION PLAN INFORMATION

We currently do not have an equity compensation plan in place. However, through March 31, 2006 we have issued options, which have not been approved by our shareholders, to our management team and directors as follows:

NAME	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS	EXERCISE PRICE OF OUTSTANDING OPTIONS	NUMBER OF SECURITIES VESTED AS OF MARCH 31, 2006

Oleg Firer	1,845,825	$1.00	1,076,731
Jeffrey A. Tischler	922,900	$1.00	461,450
Yakov Shimon	461.456	$1.00	269,183
Miron Guilliadov (1)	461,456	$1.00	269,183
Jeffrey D. Klores	100,000	$1.00	37,500

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

See summary of significant accounting policies
and notes to financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
March 31, 2004 through March 31, 2006

	Common Stock
	Stock	Par	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total

Balance, March 31, 2004	25,321,906	$25,322	$55,703	$(71,913)		$9,112
Stock issued to Atlantic Synergy shareholders	3,913,750	3,914	(3,914)	-	-	-
Stock issued for services	7,351,456	7,351	2,078,085	-	-	2,085,436
Stock issued for cash	9,968,095	9,968	1,642,532	-	-	1,652,500
Stock issued for partial conversion of Note Payable	700,000	700	174,300	-	-	175,000
Stock issued for refinancing charges on debt	100,000	100	24,900	-	-	25,000
Stock issued as collateral for Note Payable	700,000	700	(700)	-	-	-
Warrant expense	-	-	32,654	-	-	32,654
Net loss	-	-	-	(3,341,095)	-	(3,341,095)
Balance, March 31, 2005	48,055,207	$48,055	$4,003,560	$(3,413,008)	-	$638,607
Stock returned and retired in settlement	(1,241,456)	(1,241)	(3,759)	-	-	(5,000)
Stock issued for cash in private sale	1,000,000	1,000	99,000	-	-	100,000
Stock issued for cash from Warrant exercise	1,100,000	1,100	92,400	-	-	93,500
Conversion of Note Payable to stock previously issued as collateral	-	-	134,400	-	-	134,400
Restricted stock issued to officer	1,650,000	1,650	163,350	-	(82,500)	82,500
Modified warrant agreement			28,463	-	-	28,463
Net loss	-	-	-	(903,310)	-	(903,310)
Balance, March 31, 2006	50,563,751	$50,564	$4,517,414	$(4,316,318)	$(82,500)	$169,160

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

NOTE 3 - STOCK OPTIONS AND WARRANTS

Summary information regarding options and warrants are as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2005	2,768,737	$1.00	8,690,000	$0.25

Year ended March 31, 2006:
Granted	1,022,900.79		720,000	$0.50
Exercised	-	-	(1,100,000)	$0.085

Outstanding at March 31, 2006	3,791,637	$.94	8,310,000	$0.27

Options outstanding and exercisable as of March 31, 2006:

Outstanding
Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,768,737	3 years	1,615,097
$1.00	1,022,900	4 years	498,950
	3,791,637		2,114,047

 Warrants outstanding and exercisable as of March 31, 2006:

Outstanding
Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	4 years	7,590,000
$0.50	720,000	4 years	720,000
	8,310,000		8,310,000

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

Balance Sheet at September 30, 2005:

	As Previously Reported	Change	Restated Amount
Total assets	$973,926	$46,762	$1,020,688
Total shareholders’equity	275,542	46,762	322,304

Statement of Operations for the three-months ended September 30, 2005:

	As Previously Reported	Change	Restated Amount
Cost of goods sold	$1,805,666	$(46,762)	$1,758,904
Operating loss	(303,651)	46,762	(256,889)
Net loss	(302,126)	46,762	(256,889)

Statement of Operations for the six-months ended September 30, 2005:

	As Previously Reported	Change	Restated Amount
Cost of goods sold	$3,159,717	$(46,672)	$3,113,045
Operating loss	(471,991)	46,762	(425,319)
Net loss	(497,465)	46,762	(450,793)

Balance Sheet at December 31, 2005:

	As Previously Reported	Change	Restated Amount
Total assets	$1,182,876	$91,784	$1,274,660
Total shareholders’ equity	180,408	91,784	272,192

Statement of Operations for the three-months ended December 31, 2005:

	As Previously Reported	Change	Restated
Cost of goods sold	$2,285,933	$(45,022)	$2,240,911
Operating loss	(90,243)	45,022	(45,221)
Net loss	(90,135)	45,022	(45,113)

Statement of Operations for the nine-months ended December 31, 2005:

	As Previously Reported	Change	Restated Amount
Cost of goods sold	$5,445,650	$(91,784)	$5,355,866
Operating loss	(562,171)	91,784	(470,387)
Net loss	(587,600)	91,784	(495,816)

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

ITEM 10. EXECUTIVE COMPENSATION

The compensation for all of our former and current directors and officers individually for services rendered to us for the fiscal year ended March 31, 2006 is set forth in the following table:

	Annual Compensation				Long-term Compensation Awards
Name and Position	Fiscal Year	Salary	Bonus ($)	Other Annual Compensation	Options/SARs (#)(1)	Restricted Stock (#)(2)	Warrants (#)(3)

Oleg Firer	2006	$187,500	$90,000	--	615,275	--	--
President and CEO	2005	$123,846	--	$--	461,456	--	--
	2004	--	--	$33,313	--	--	--

Jeffrey A. Tischler	2006	$134,616	$50,000	$--	461,450	1,650,000	720,000
Exec. VP and CFO	2005	$--	--	--	--	--	--
	2004	--	--	--	--	--	--

Yakov Shimon	2006	$98,958	$20,000	--	153,819	--	--
Vice President	2005	$66,766	--	--	115,364	--	--
	2004	--	--	$6,000	--	--	--

Miron Guilliadov (4)	2006	$95,000	$20,000	--	153,819	--	--
Vice President	2005	$66,766	--	--	115,364	--	--
	2004	--	--	$37,083	--	--	--

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

Name	Number of Securities Underlying Options Granted	% of Total Options Granted in Fiscal 2005	Exercise Price ($/Share)	Expiration Date
Jeffrey A. Tischler	922,900	90.2%	$1.00	5/9/10
Jeffrey D. Klores	100,000	9.8%	$1.00	9/14/10
Oleg Firer	100,000	9.8%	$-	-
Yakov Shimon	100,000	9.8%	$-	-
Miron Guilliadov	100,000	9.8%	$-	-

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

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock(1)

Oleg Firer 14 Wall St., Suite 1620 New York, NY 10005	10,521,081(2)	20.08%

Yakov Shimon 14 Wall St., Suite 1620 New York, NY 10005	9,505,768(3)	18.50%

Jeffrey A. Tischler 14 Wall St., Suite 1620 New York, NY 10005	3,009,313(4)	5.74%

Bonnie K. Wachtel 14 Wall St., Suite 1620 New York, NY 10005	600,000	1.18%

Jeffrey Klores 14 Wall St., Suite 1620 New York, NY 10005	151,000	*

Harrison Fisher 14 Wall St., Suite 1620 New York, NY 10005	112,500	*

William B.G. Scigliano 14 Wall St., Suite 1620 New York, NY 10005	100,000	*

All Officers and Directors As a Group (7 persons)	23,999,662	44.31%

Miron Guilliadov 4050 Nostrand Ave, Apt 3F Brooklyn, NY 11235	8,709,814(5)	16.97%

Bristol Investment Fund, Ltd. 10990 Wilshire Blvd., Suite 1410 Los Angeles, CA 90024	4,670,000(6)	8.74%

*	Less than 1%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered during fiscal 2006 and 2005:

FEE CATEGORY	FISCAL 2006	FISCAL 2005
Audit Fees	$33,733	$27,500
Audit-Related Fees	1,225	2,500
Tax Fees
All Other Fees	-	-
Total Fees	$34,958	$35,000

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

ACIES CORPORATION

Date: June 29, 2006	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer

Date: June 29, 2006	By:	/s/ Jeffrey A. Tischler
Jeffrey A. Tischler
Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ Oleg Firer	Chairman of the Board, and Chief Executive Officer	June 29, 2006
Oleg Firer

By: /s/ Jeffrey A. Tischler	Executive Vice President and Chief Financial Officer, and Director	June 29, 2006
Jeffrey A. Tischler

By: /s/ Jeffrey D. Klores	Director	June 29, 2006
Jeffrey D. Klores

By: /s/ Bonnie K. Wachtel	Director	June 29, 2006
Bonnie K. Wachtel

By: /s/ William B. Scigliano	Director	June 29, 2006
William B. Scigliano