Form 10QSB/A
period 2005-09-30
ACIES CORP
filed 2006-07-24
CIK 1138462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 for the
quarterly period ended September 30, 2005.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the transition period from __________ to __________.

Commission file number: 000-49724

ACIES CORPORATION
(Name of Small Business Issuer in its charter)

Nevada	91-2079553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Wall Street, Suite 1620, New York, New York 10005
(Address of principal executive offices)

(800) 361-5540
(Issuer's telephone number)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005, the issuer had 46,813,751shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒

ACIES CORPORATION

SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB/A

Explanatory Note

We are filing this Amendment No. 1 on Form 10-QSB for the periods ended September 30, 2005 for the purpose of amending certain information appearing in the 10-QSB in Part I Item 1 and in Item 2 Management’s Discussion and Analysis, Overview section. In those sections we have corrected for an error relating to the accounting for certain merchant terminal equipment which was placed at merchant locations with ownership maintained by the Company. The previously issued financial statements for the periods ended September 30, 2005 erroneously presented the cost relating to this equipment in the statement of operations as an expense included in cost of revenue. The net impact of correcting the error on the statements of operations for the three months ended September 30, 2005 is to reduce the net loss by $43,957.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ACIES CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)
As of September 30, 2005 (As Restated)

ASSETS
Current Assets
Cash	$120,183
Accounts receivable, net	764,667
Total current assets	884,850

Prepaid Assets and Deposit	54,743
Merchant Terminal Equipment, net of accumulated depreciation of $4,489	43,957
Fixed assets, net of accumulated depreciation of $6,342	34,334
Total Assets	$1,017,884

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$686,600
Accrued expenses	11,785

Total current liabilities	698,385

Commitment and contingencies	—

Shareholders' Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 48,055,207 shares issued and outstanding	48,055
Additional paid in capital	4,137,961
Accumulated deficit	(3,866,517)
Total shareholders' equity	319,499

Total Liabilities and Shareholders' Equity	$1,017,884

See summary of significant accounting policies and notes to financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three and Six Months Ended September 30, 2005 (As Restated) and 2004

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
	(As Restated)		(As Restated)
Net revenues	$2,045,165	$870,745	$3,693,686	$1,578,972
Cost of revenues	1,761,709	713,123	3,115,760	1,313,507
Gross margin	283,456	157,622	577,926	265,465

General, administrative and selling	543,150	2,227,459	1,005,960	2,552,347

Operating loss	(259,694)	(2,069,837)	(428,034)	(2,286,882)

Loss on extinguishment of debt	—	—	(28,453)	—
Interest expense	—	(3,000)	(1,000)	(3,000)
Interest income	1,525	30	3,979	51

Net loss	$(258,169)	$(2,072,807)	$(453,508)	$(2,289,831)

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.01)	$(0.07)
Weighted average shares outstanding	48,055,207	32,402,493	48,055,207	32,083,651

See summary of significant accounting policies and notes to financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended September 30, 2005 (As Restated) and 2004

	Six Months Ended September 30
	2005	2004
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(453,508)	$(2,289,831)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense - fixed assets and merchant equipment	8,016	—
Loss on extinguishment of debt	28,453	—
Stock issued for services	—	1,610,437
Note payable issued for services	—	200,000
Changes in assets and liabilities:
Accounts receivable	(326,385)	(156,465)
Prepaid expenses and deposit	(18,701)	(36,042)
Accounts payable	198,432	111,404
CASH FLOWS USED IN OPERATING ACTIVITIES	(563,693)	(560,497)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of merchant terminal equipment	(48,446)
Purchase of fixed assets	(16,042)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	—	650,000

NET CHANGE IN CASH	(628,181)	89,503
Cash, beginning of period	748,364	7,847
Cash, end of period	$120,183	$97,350

Supplemental disclosures:

Cash paid for interest	$1,000	$—
Cash paid for income taxes	$—	$—

Non-cash items:

Conversion of debt to stock	$134,400	$—

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS AND MERCHANT TERMINAL EQUIPMENT

The accompanying unaudited interim financial statements of Acies have been amended and restated. Acies typically places point of sale equipment at certain merchant locations as an inducement to generate revenue from processing services. Acies owns the equipment and typically receives a deposit thereon from the merchant. Should the merchant cease to be a customer, the equipment is returned to Acies for redeployment to a different merchant location, and the deposit returned to the merchant.

This equipment was expensed in our previously issued financial statements for this period; however, the appropriate accounting treatment should have been to capitalize the equipment, and depreciate it over a period of three years. This more appropriately matches expense with the revenue generated as the merchant agreements are for three years or longer.

The marketing approach of placing such equipment as described above commenced in a significant fashion in fiscal 2006, prior to which any such equipment placements were nominal. The company properly reported the accounting treatment for this equipment in its Annual Report on Form 10-KSB; however, we incorrectly reported the accounting treatment for this equipment in our previously issued financial statements for the periods ended September 30, 2005, and December 31, 2005, wherein this equipment was expensed and included in our cost of revenues. This amendment and restatement is required as correction of an error pursuant to Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” The equipment was valued as follows as September 30, 2005.

Description	Life	Amount
Merchant terminal equipment	3 years	$48,446
Less: accumulated depreciation		4,489
		$43,957

The effects on the previously issued interim financial statements are as follows:

Balance Sheet at September 30, 2005:

	As Previously Reported	Impact	Restated Amount
Total assets	$973,927	$43,957	$1,017,884
Total shareholders’equity	275,542	43,957	319,499

Statement of Operations for the three-months ended September 30, 2005:
	As Previously Reported	Change	Restated Amount
Cost of revenues	$1,805,666	$(43,957)	$1,761,709
Operating loss	(303,651)	43,957	(259,694)
Net loss	(302,126)	43,957	(258,169)

Statement of Operations for the six-months ended September 30, 2005:
	As Previously Reported	Change	Restated Amount
Cost of revenues	$3,159,717	$(43,957)	$3,115,760
Operating loss	(471,991)	43,957	(428,034)
Net loss	(497,465)	43,957	(453,508)

NOTE 3- STOCK-BASED COMPENSATION

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

The following table illustrates the effect on net loss and net loss per share if, Acies had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the periods ended September 30:

		Three Months Ended September 30		Six Months Ended September 30
		2005	2004	2005	2004
Net loss as reported		$(258,169)	$(2,072,807)	$(453,508)	$(2,289,831)

Add:	stock-based compensation determined under intrinsic value	—	—	—	—

Less:	compensation determined under fair value- based method	(38,589)	(23,702)	(76,058)	(23,702)

Pro forma net loss		$(296,758)	$(2,096,509)	$(529,566)	$(2,313,533)

Basic and diluted net loss per common share:

As reported		$(0.01)	$(0.06)	$(0.01)	$(0.07)

Pro forma		$(0.01)	$(0.06)	$(0.01)	$(0.06)

The weighted average fair value at September 30, 2005 of all stock options granted was $0.11. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected option life is the actual remaining life of the options, (3) expected volatility was 286%, and (4) zero expected dividends.

NOTE 4 - EXTINGUISHMENT OF DEBT

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

NOTE 5 - SUBSEQUENT EVENTS

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

Cost of revenues increased $1,048,586 (or 147%) to $1,761,709 for the three months ended September 30, 2005, as compared to cost of revenues of $713,123 for the three months ended September 30, 2004. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues.

Gross margin increased $125,834 (or 80%) to $283,456 for the three months ended September 30, 2005, as compared to gross margin of $157,622 for the three months ended September 30, 2004. The increase in gross margin is directly attributable to the increase in net revenues that was partially offset by the increase in costs of revenues.

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

NET LOSS

We had a net loss of $258,169 for the three months ended September 30, 2005, as compared to a net loss of $2,072,807 for the three months ended September 30, 2004. The decrease in net loss is principally attributable to the decrease in G&A expense, with an additional positive impact resulting from the increase in gross margin.

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

Cost of revenues increased $1,802,253 (or 137%) to $3,115,760 for the six months ended September 30, 2005, as compared to cost of revenues of $1,313,507 for the six months ended September 30, 2004. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues.

Gross margin increased $312,461 (or 117%) to $577,926 for the six months ended September 30, 2005, as compared to gross margin of $265,465 for the six months ended September 30, 2004. The increase in gross margin is directly attributable to the increase in net revenues that was partially offset by the increase in costs of revenues.

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

NET LOSS

We had a net loss of $453,508 for the six months ended September 30, 2005, as compared to a net loss of $2,289,831 for the six months ended September 30, 2004. The decrease in net loss is principally attributable to the decrease in G&A expense, with additional positive impact from the increase in gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of September 30, 2005 were $884,850, consisting of $120,183 of cash and $764,667 of net accounts receivable. Total current liabilities of $698,385 consisted of $686,600 of accounts payable and $11,785 in accrued expenses. As of September 30, 2005, we had working capital of $186,465. The ratio of current assets to current liabilities was 127% as of September 30, 2005.

Cash used in operating activities was $563,693 during the six months ended September 30, 2005, as compared with $560,497 during the six months ended September 30, 2004. The increase in cash used in operating activities reflects the outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

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

Item 3. Controls and Procedures

(a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

Subsequent to the end of the period covered by this interim report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this report has been made known to him in a timely fashion. This conclusion was based on a delay in our ability to correct an error wherein, based on a change in marketing strategy, certain merchant terminal equipment which was placed at merchant locations but continued to be owned by the Company was expensed when it should have been capitalized and subsequently depreciated over a three-year period. The correction of this error resulted in the restatement of our previously issued interim reports on Form 10-QSB for the quarter ended September 30, 2005. For the quarters ended September 30, 2005 correcting this error resulted in a positive impact to reduce the net loss in the period by $43,957.

The delay in the correction of this error was based on the difficulty of gathering the proper data for specific identification of all equipment, and has been appropriately recorded and disclosed in this Form 10Q-SB/A. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our staff to properly control and maintain records relating to merchant terminal equipment. This deficiency has been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of July 2006.

ACIES CORPORATION

By:	/s/ Oleg Firer
Oleg Firer Chief Executive Officer

By:	/s/ Jeffrey A. Tischler
Jeffrey A. Tischler Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ Oleg Firer	Chairman of the Board,	July 18, 2006
Oleg Firer	President and Chief Executive Officer