Form 10QSB/A
period 2005-12-31
ACIES CORP
filed 2006-07-24
CIK 1138462

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

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒|

ACIES CORPORATION

DECEMBER 31, 2005 QUARTERLY REPORT ON FORM 10-QSB/A

TABLE OF CONTENTS

Explanatory Note

We are filing this Amendment No. 1 on Form 10-QSB for the periods ended December 31, 2005 for the purpose of amending certain information appearing in the 10-QSB in Part I Item 1 and in Item 2 Management’s Discussion and Analysis, Overview section. In those sections we have corrected for an error relating to the accounting for certain merchant terminal equipment which was placed at merchant locations with ownership maintained by the Company. The previously issued financial statements for the periods ended December 31, 2005 erroneously presented the cost relating to this equipment in the statement of operations as an expense included in cost of revenue. The net impact of correcting the error on the statements of operations for the three and nine months ended December 31, 2005 is to reduce the net loss by $43,763 and $112,007 respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ACIES CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)
As of December 31, 2005 (As Restated)

ASSETS
Current Assets
Cash	$14
Accounts receivable, net	1,108,640
Total current assets	1,108,654

Prepaid assets and deposit	41,042
Merchant terminal equipment, net of accumulated depreciation of $14,921	112,007
Fixed assets, net of accumulated depreciation of $9,007	33,180

Total Assets	$1,294,883
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$940,684
Accrued expenses	11,784
Note payable to officer	50,000
Total current liabilities	_______1,002,468_

Commitment and contingencies	-

Shareholders' Equity
Common stock, $.001 par value, 200,000,000 shares
authorized, 46,813,751 shares issued and outstanding	46,814
Additional paid in capital	4,134,203
Accumulated deficit	(3,888,602)
Total shareholders’ equity	292,415
Total Liabilities and Shareholders’ Equity	$1,294,883

See summary of significant accounting policies
and notes to financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three and Nine Months Ended December 31, 2005 (As Restated) and 2004

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
	(As Restated)		(As Restated)

Net revenues	$2,716,075	$1,160,607	$6,409,761	$2,739,579
Cost of revenues	2,217,883	924,290	5,333,643	2,237,797
Gross margin	498,192	236,317	1,076,118	501,782

General, administrative and selling	520,385	576,220	1,526,282	3,128,567

Operating loss	(22,193)	(339,903)	(450,164)	(2,626,785)

Loss on extinguishment of debt	-	(72,447)	(28,453)	(72,447)
Interest expense	-	(3,000)	(1,063)	(6,000)
Interest income	108	9	4,087	61

Net loss	$(22,085)	$(415,341)	$(475,593)	$(2,705,171)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.09)
Weighted average shares outstanding	47,164,597	37,433,686	47,757,258	31,890,301

See summary of significant accounting policies
and notes to financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended December 31, 2005 (As Restated) and 2004

	Nine Months Ended December 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(475,593)	$(2,705,171)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense - fixed assets and merchant equipment	20,996	1,866
Loss on extinguishment of debt	28,453	72,447
Bad debt expense	5,407	-
Stock issued for services and refinancing	-	1,862,990
Note payable issued for services	-	200,000
Warrant expense		32,653
Changes in assets and liabilities:
Accounts receivable	(670,358)	(326,711)
Prepaid expenses and deposit	(5,000)	(36,042)
Stock payable	-	18,000
Accounts payable and accrued expenses	446,569	243,614
CASH FLOWS USED IN OPERATING ACTIVITIES	(649,526)	(636,354)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of merchant terminal equipment	(126,928)
Purchase of fixed assets	(16,896)	(20,578)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from note payable to officer	50,000	-
Repurchase of common stock	(5,000)	-
Proceeds from sale of common stock	-	650,000
CASH FLOWS FROM FINANCING ACTIVITIES	45,000	650,000

NET CHANGE IN CASH	(748,350)	(6,932)
Cash, beginning of period	748,364	7,847
Cash, end of period	$14	$915

Supplemental disclosures:
Cash paid for interest	$1,000	$-

Non-cash items:
Conversion of debt to stock	$134,400	$102,522

See summary of significant accounting policies `
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

The marketing approach of placing such equipment as described above commenced in a significant fashion in fiscal 2006, prior to which any such equipment placements were nominal. The company properly reported the accounting treatment for this equipment in its Annual Report on Form 10-KSB; however, we incorrectly reported the accounting treatment for this equipment in our previously issued financial statements for the periods ended September 30, 2005, and December 31, 2005, wherein this equipment was expensed and included in our cost of revenues. This amendment and restatement is required as correction of an error pursuant to Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” The equipment was valued as follows as December 31, 2005.

Description	Life	Amount
Merchant terminal equipment	3 years	$126,928
Less: accumulated depreciation		(14,921)
		$112,007

The effects on the previously issued interim financial statements are as follows:
Balance Sheet at December 31, 2005:

	As Previously Reported	Impact	Restated Amount

Total assets	$1,182,876	$112,007	$1,294,883
Total shareholders’ equity	180,408	112,007	292,415

Statement of Operations for the three-months ended December 31, 2005:

	As Previously Reported	Impact	Restated Amount

Cost of revenues	$2,285,933	$(68,050)	$2,217,883
Operating loss	(90,243)	68,050	(22,193)
Net loss	(90,135)	68,050	(22,085)

Statement of Operations for the nine-months ended December 31, 2005:

	As Previously Reported	Impact	Restated Amount

Cost of revenues	$5,445,650	$(112,007)	$5,333,643
Operating loss	(562,171)	112,007	(450,164)
Net loss	(587,600)	112,007	(475,593)

NOTE 3 - STOCK-BASED COMPENSATION

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

The following table illustrates the effect on net loss and net loss per share if, Acies had applied the fair value provisions of FASB Statement No. 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation for the periods ended December 31:

	Three Months Ended December 31		Nine Months Ended December31
	2005	2004	2005	2004
Net loss as reported	$(22,085)	$(415,341)	$(475,593)	$(2,705,171)
Add: stock-based
compensation
determined under
intrinsic value	-	-	-	-
Less: compensation
determined under
fair value-
based method	(38,589)	(23,702)	(114,647)	(47,404)

Pro forma net loss	$(60,674)	$(439,043)	$(590,240)	$(2,752,575)

Basic and diluted net loss
per common share:
As reported	$(0.00)	$(0.01)	$(0.01)	$(0.09)
Pro forma	$(0.00)	$(0.01)	$(0.01)	$(0.09)

The weighted average fair value at December 31, 2005 of all stock options granted was $0.11. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was zero (minimal value), and (4) zero expected dividends.

NOTE 4 - EXTINGUISHMENT OF DEBT

Pursuant to an agreement dated November 17, 2004 with M&A Capital Advisers (“M&A”), 700,000 shares of Acies common stock were held by M&A as collateral for a note in the amount of $100,000. Under the terms of the agreement, as of May 31, 2005, Acies converted the note payable into the Acies common stock which had been held as collateral, which was valued at $134,400 at the time of the conversion. After accounting for the principal and accrued interest repayment, the remaining amount of $28,453 was charged to loss on extinguishment of debt.

NOTE 5 - NOTE PAYABLE TO OFFICER

On December 30, 2005, Acies borrowed $50,000 from Oleg Firer, President and Chief Executive Officer, pursuant to a Promissory Note under which terms interest would accrue to Mr. Firer at 8% per annum. The principal of the Note was repaid in full on January 11, 2006, and any interest was forgiven.

NOTE 6 - RETIREMENT OF COMMON STOCK

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

NOTE 7 - SUBSEQUENT EVENT - RESTRICTED STOCK AWARD

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

3. The intensity of competition; and

4. General economic conditions.

The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by Acies Corporation. Investors are encouraged to review the risk factors set forth in Acies Corporation’s most recent Form 10-KSB as filed with the Securities and Exchange Commission in June 2005.

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

Cost of revenues increased $1,293,593 (or 140%) to $2,217,883 for the three months ended December 31, 2005, as compared to cost of revenues of $924,290 for the three months ended December 31, 2004. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increasing merchant processing revenues.

Gross margin increased $261,875 (or 111%) to $498,192 for the three months ended December 31, 2005, as compared to gross margin of $236,317 for the three months ended December 31, 2004. The increase in gross margin is directly attributable to the increase in net revenues that was partially offset by the increase in costs of revenues.

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

NET LOSS

We had a net loss of $22,085 for the three months ended December 31, 2005, as compared to a net loss of $415,341 for the three months ended December 31,2004. The decrease in net loss is principally attributable to the increase in gross margin, with an additional positive impact resulting from the decrease in G&A expense.

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

Cost of revenues increased $3,095,846 (or 138%) to $5,333,643 for the nine months ended December 31, 2005, as compared to cost of revenues of $2,237,797 for the nine months ended December 31, 2004. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increasing merchant processing revenues.

Gross margin increased $574,336 (or 114%) to $1,076,118 for the nine months ended December 31, 2005, as compared to gross margin of $501,782 for the nine months ended December 31, 2004. The increase in gross margin is directly attributable to the increase in net revenues that was partially offset by the increase in costs of revenues.

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

NET LOSS

We had a net loss of $475,893 for the nine months ended December 31, 2005, as compared to a net loss of $2,705,171 for the nine months ended December 31, 2004. The decrease in net loss is principally attributable to the decrease in G&A expense, with additional positive impact from the increase in gross margin.

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

Cash used in operating activities was $649,526 during the nine months ended December 31, 2005, as compared with $636,354 during the nine months ended December 31, 2004. The increase in cash used in operating activities reflects the outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

As of May 31, 2005, Acies converted $105,947 of debt and accrued interest into 700,000 shares of stock, which had been held by M&A Capital Advisers (“M&A”) as collateral, valued at $134,400 (See Note 3 to the financial statements).

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to Acies’ calculation of the pro forma impact on net income of FAS 123 included in the footnotes to the financial statements.

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

Subsequent to the end of the period covered by this interim report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this report has been made known to him in a timely fashion. This conclusion was based on a delay in our ability to correct an error wherein, based on a change in marketing strategy, certain merchant terminal equipment which was placed at merchant locations but continued to be owned by the Company was expensed when it should have been capitalized and subsequently depreciated over a three-year period. The correction of this error resulted in the restatement of our previously issued interim reports on Form 10-QSB for the quarter ended December 31, 2005. For the quarter ended December 31, 2005 correcting this error resulted in a positive impact to reduce the net loss in the three and nine-month period by $43,957 and $112,007, respectively.

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