Form 10QSB
period 2006-06-30
ACIES CORP
filed 2006-08-14
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2006, the issuer had 51,152,665 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒

ACIES CORPORATION

JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
As of June 30, 2006 and March 31, 2006

ASSETS	June 30, 2006	March 31, 2006
Current Assets
Cash	$28,893	$124,804
Accounts receivable, net	1,041,812	926,647
Total current assets	1,070,705	$1,051,451

Prepaid assets and deposit	44,550	41,042
Fixed assets, net of accumulated depreciation of $14,193 and $11,672	27,994	30,515
Merchant terminal equipment, net of accumulated depreciation of $49,230 and $30,471	175,881	158,712
Total Assets	$1,319,130	$1,281,720

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,023,152	$904,762
Accrued expenses	140,000	160,000
Merchant equipment deposits	18,216	13,959
Total current liabilities	1,181,368	1,078,721
Deferred rent and other obligations	33,839	33,839
Total Liabilities	1,215,207	1,112,560

Commitment and contingencies Shareholders' Equity
Common stock, $.001 par value, 200,000,000 shares
authorized, 51,048,978 and 50,563,751 shares issued and outstanding	51,049	50,564
Additional paid in capital	4,574,189	4,517,414
Deferred stock compensation	(117,000)	(82,500)
Accumulated deficit	(4,404,315)	(4,316,318)
Total shareholders’ equity	103,923	169,160

Total Liabilities and Shareholders’ Equity	$1,319,130	$1,281,720

See notes to financial statements.

ACIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30
	2006	2005

Net revenues	$3,013,179	$1,648,521
Cost of revenues	2,613,404	1,354,051
Gross margin	399,775	294,470

General, administrative and selling	474,012	462,809
Stock-based compensation	13,760	—

Operating loss	(87,997)	(168,339)

Loss on extinguishment of debt	—	(28,453)
Interest expense	—	(1,000)
Interest income	—	2,454

Net loss	$(87,997)	$(195,338)

Basic and Diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	50,819,832	48,055,207

See notes to financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
March 31, 2006 through June 30, 2006

	Common Stock
	Shares	Par	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

Balance, March 31, 2006	50,563,751	$50,564	$4,517,414	$(82,500)	$(4,316,318)	$169,160

Restricted Stock/Award to Employees	100,000	100	7,400	(7,500)

Restricted Stock/Award to Directors	300,000	300	26,700	(27,000)

Stock-Based Compensation			13,760			13,760

Stock Issued for Services	85,227	85	8,915			9,000

Net Loss					(87,997)	(87,997)

Balance, June 30, 2006	51,048,978	$51,049	$4,574,189	$(117,000)	$(4,404,315)	$103,923

See notes to financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(87,997)	$(195,338)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	13,760	—
Stock issued for services	9,000	—
Depreciation expense - fixed assets and merchant equipment	21,280	1,559
Loss on extinguishment of debt	—	28,453
Bad debt	—	5,407
Changes in assets and liabilities:	—	—
Accounts receivable	(115,165)	(147,901)
Prepaid assets and deposit	(3,508)	—
Deposits for merchant equipment	4,257	—
Accounts payable	118,390	7,544
Accrued expenses	(20,000)	(49,152)
CASH FLOWS USED IN OPERATING ACTIVITIES	(59,983)	(349,428)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of merchant terminal equipment	(35,928)	—
Purchase of fixed assets	—	(4,046)
CASH FLOWS USED IN INVESTING ACTIVITIES	(35,928)	(4,046)

NET CHANGE IN CASH	(95,911)	(353,474)
Cash, beginning of the period	124,804	748,364
Cash, end of the period	$28,893	$394,890

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Non-cash items:
Conversion of debt to stock	$—	$134,400

ACIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Acies Corporation ("Acies") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies' Annual Report filed with the SEC on Form 10-KSB/A for the year ended March 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2006 as reported in the 10-KSB/A have been omitted. Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

NOTE 2 - STOCK-BASED COMPENSATION

Acies accounts for its employee stock-based compensation for all such compensation awarded beginning January 1, 2006 under FASB Statement No. 123R, Accounting for Stock-Based Compensation. For employee stock-based compensation awarded prior to January 1, 2006, we accounted for such compensation under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

During the quarter ended June 30, 2006, Acies granted 1,925,000 options to purchase common stock to employees, which vest every quarter over periods of three years for 1,800,000 options and two years for 125,000 options. All of the options have an exercise price of $0.25 and expire 5 years from the date of grant. As of June 30, 2006, 165,625 of these options were vested and, based on the Black-Scholes option pricing model, had a fair value of $13,760 which was expensed as stock-based compensation.

The following table illustrates the effect on net loss and net loss per share if Acies had applied the fair value provisions of FASB Statement No. 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended June 30, 2005:

Three Months Ended June 30,
2005
Net loss as reported	$(195,338)
Add: stock-based
compensation
determined under
intrinsic value	-
Less: compensation
determined under
fair value-
based method	(37,469)

Pro forma net loss	$(232,807)

Basic and diluted net loss
per common share:
As reported	$(0.00)
Pro forma	$(0.00)

Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates based on five-year U.S.Treasury Notes issued at the time of option issuance ranging from 4.99% to 5.01%, (2) expected option term of 5 years, (3) expected volatility of 217%, and (4) zero expected dividends.

NOTE 3 - STOCK OPTIONS AND WARRANTS

Summary information regarding options and warrants are as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding at March 31, 2006	3,791,637	$.94	8,310,000	$0.27

Three months ended June 30, 2006:
Granted	1,925,000	$.25	-	-
Revoked upon officer resignation	(192,273)	$1.00	-	-

Outstanding at June 30, 2006	5,524,364	$.74	8,310,000	$0.27

Options outstanding and exercisable as of June 30, 2006:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,576,464	3 years	1,807,370
$1.00	1,022,900	4 years	626,813
$0.25	1,925,000	5 years	165,625
	5,524,364		2,599,808

   Warrants outstanding and exercisable as of June 30, 2006:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	4 years	7,590,000
$0.50	720,000	4 years	720,000
	8,310,000		8,310,000

 NOTE 4 - COMMON STOCK

Pursuant to a service agreement with a third party retained to perform investor relations services, in April 2006, Acies issued 85,227 shares of restricted common stock with a value of $9,000. This amount is included in general, administrative and selling expenses on the statement of operations for the three months ended June 30, 2006.

In May 2006, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vest one year from the grant date, assuming the individual remains a director of the Company. The market value on the date of issuance was $27,000 and is included in deferred compensation in the equity section of the balance sheet at June 30, 2006.

In May 2006, Acies granted 100,000 shares of restricted common stock to an officer of the Company, 50,000 shares vest six months after the date of the grant and the remaining 50,000 shares vest one year from the date of the grant. The market value on the date of issuance was $7,500 and is included in deferred compensation in the equity section of the balance sheet at June 30, 2006.

NOTE 5 - EXTINGUISHMENT OF DEBT

Pursuant to an agreement dated November 17, 2004 with M&A Capital Advisers (“M&A”), 700,000 shares of Acies common stock were held by M&A as collateral for a note in the amount of $100,000. Under the terms of the agreement, as of May 31, 2005, Acies converted the note payable into the Acies common stock which had been held as collateral, which was valued at $134,400 at the time of the conversion. After accounting for the principal and accrued interest repayment, the remaining amount of $28,453 was charged to loss on extinguishment of debt in the three months ended June 30, 2005.

NOTE 6 - SUBSEQUENT EVENT

Pursuant to a service agreement with a third party retained to perform investor relations services, in July 2006, Acies issued 103,687 shares of restricted common stock with a value of $9,000.

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

3. The intensity of competition; and

4. General economic conditions.

The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by Acies Corporation. Investors are encouraged to review the risk factors set forth in Acies Corporation’s most recent Form 10-KSB/A for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission in July 2006.

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

Our payment processing services enable merchants to accept traditional card-present transactions, including "swipe" and contactless transactions, as well as card-not-present transactions made by Internet or by mail, fax or telephone. Our processing services include acceptance and underwriting of merchants, detection of fraudulent transactions, receipt and settlement of funds and service and support.

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

Our cost of revenues is comprised principally of interchange and association fees which are paid to the card-issuing bank and card association, and fees paid to third parties that have provided outsourced services. The fees are based upon fixed pricing schedules, which are subject to periodic revision, and are without regard to the pricing charged to the merchant.

Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Our principal executive offices are located at 14 Wall Street, Suite 1620, New York, NY 10005 and our telephone number is (800) 361-5540. We are incorporated in the State of Nevada.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

REVENUES

Net revenues increased $1,364,658 (or 83%) to $3,013,179 for the three months ended June 30, 2006, as compared to net revenues of $1,648,521 for the three months ended June 30, 2005. The increase in net revenues was principally due to an increase in merchant processing revenues resulting from the addition of new merchant accounts.

Cost of revenues increased $1,259,353 (or 93%) to $2,613,404 for the three months ended June 30, 2006, as compared to cost of revenues of $1,354,051 for the three months ended June 30, 2005. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increasing merchant processing revenues.

Gross margin increased $105,305 (or 36%) to $399,775 for the three months ended June 30, 2006, as compared to gross margin of $294,470 for the three months ended June 30, 2005. The increase in gross margin is directly attributable to the increase in net revenues that was partially offset by the increase in costs of revenues.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense increased $11,203 (or 2%) to $474,012 for the three months ended June 30, 2006, as compared to G&A expense of $462,809 for the three months ended June 30, 2005. The increase in G&A expense was primarily attributable to increased personnel expense and professional fees associated with the Company having grown its operations over the past year.

INTEREST EXPENSE AND INTEREST INCOME

We had no interest expense or interest income for the three months ended June 30, 2006, as compared to $1,000 of interest expense and $2,454 of interest income for the three months ended June 30, 2005.

NET LOSS

We had a net loss of $87,997 for the three months ended June 30, 2006, as compared to a net loss of $195,338 for the three months ended June 30, 2005. The decrease in net loss is principally attributable to the increase in gross margin, with an additional positive impact resulting from the loss on extinguishment of debt reported in the prior year quarter of $28,453, somewhat offset by stock-based compensation expense reported in the current year quarter of $13,760 relating to stock options issued to employees.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of June 30, 2006 were $1,070,705, consisting almost entirely of net accounts receivable. Total current liabilities of $1,181,368 consisted of $1,023,152 in accounts payable, $140,000 in accrued compensation to officers, and $18,216 in merchant equipment deposits. As of June 30, 2006, we had negative working capital of $110,663. The ratio of current assets to current liabilities was 90% as of June 30, 2006.

Cash used in operating activities was $59,983 during the three months ended June 30, 2006, as compared with $349,428 during the three months ended June 30, 2005, reflecting the decrease in operating loss and an increase in accounts payable in the corresponding periods. Cash used in investing activities was $35,928 during the three months ended June 30, 2006, as compared with $4,046 during the three months ended June 30, 2005, reflecting the purchase of merchant terminal equipment under a new marketing strategy in the current year period, such purchases having been insignificant in the prior year period.

We believe that our current working capital deficit and negative cash flows from operations will be positively impacted by our current marketing efforts and operating strategies in the near term, however, continued growth and reaching sustained profitability will require additional financing. In the event we continue to generate negative cash flows from operations, we believe that we can secure additional adequate financing through various debt and/or equity channels such as receivables financings or other means. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If such financing is unavailable we may be required to continue to defer the payment of accrued compensation to officers, restrict growth or liquidate all or a portion of our merchant account portfolio.

Cash Requirements

Our business is such that our revenues are generally recurring. Once we add a new account, which generally entails up-front expenditures, whether it be salaries for direct (i.e., Acies-employed) salespersons, or an investment in merchant terminal equipment, we typically receive revenue relating to that account for as long as the merchant is our customer. If we employ a strategy of utilizing ISOs or Sales Agents, who are not salaried and are paid on a performance-based basis, the up-front costs are less.

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

Most of our expenses are variable and are a function of our revenue stream, while other expenses are more fixed in nature, but are still controllable. Moreover, our fixed expenses which reflect the on-going cost of our infrastructure would not need to be increased significantly as our revenue base increases. We estimate that over the next twelve months, to maintain a minimal rate of growth, we would have corporate operating expenses on a cash basis, excluding our cost of revenues which is variable, of approximately $1,800,000. This would include our personnel costs, rent, professional fees, insurance, utilities and other office expenses, as well as expenditures for merchant terminal equipment. Even at a projected revenue growth rate significantly lower than our historical revenue growth rate, and assuming no improvement over historical margins, we believe we could generate sufficient cash to cover our expenditures, and become profitable.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R became effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement is included in the footnotes to the financial statements.

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

Subsequent to the end of the period covered by this interim report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this report has been made known to them in a timely fashion.

Our Chief Executive Officer, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2006.

ACIES CORPORATION

By:	/s/ Oleg Firer
Oleg Firer Chief Executive Officer

By:	/s/ Jeffrey A. Tischler
Jeffrey A. Tischler Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ Oleg Firer Oleg Firer	Chairman of the Board, President and Chief Executive Officer	August 14, 2006