Form 10QSB
period 2006-09-30
ACIES CORP
filed 2006-11-17
CIK 1138462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2006, the issuer had 51,169,095 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes |_| No |X|

ACIES CORPORATION

SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets	September 30, 2006 (Unaudited)	March 31, 2006
Cash	$3,875	$124,804
Accounts receivable, net	988,740	926,647
Total current assets	992,615	1,051,451

Prepaid assets and deposit	43,442	41,042
Fixed assets, net of accumulated depreciation of $ 16,714 and $11,672, respectively	25,473	30,515
Merchant Terminal Equipment, net of accumulated depreciation of $68,876 and $30,471, respectively	166,876	158,712
Total Assets	$1,228,406	$1,281,720

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,165,587	$904,762
Accrued compensation to officers	140,000	160,000
Merchant Equipment Deposits	18,810	13,959
Total current liabilities	1,324,397	1,078,721

Deferred Rent and Other Obligations	33,839	33,839

Total Liabilities	1,358,236	1,112,560

Commitment and contingencies

Shareholders' Equity (Deficit)
Common stock, $0.01 par value, 200,000,000 shares
authorized, 51,052,665 and 50,563,751 shares issued and outstanding respectively	51,053	50,564
Additional paid in capital	4,653,885	4,517,414
Deferred compensation	(109,500)	(82,500)
Accumulated deficit	(4,725,268)	(4,316,318)
Total shareholders' equity (deficit)	(129,830)	169,160
Total Liabilities and Shareholders' Equity (Deficit)	$1,228,406	$1,281,720

See notes to financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2006	2005	2006	2005

Revenues	$3,015,261	$2,045,165	$6,028,439	$3,693,686
Cost of revenues	2,726,524	1,758,904	5,339,929	3,112,955
Gross margin	288,737	286,261	688,510	580,731

General, administrative and selling	609,691	543,150	1,097,460	1,005,960
Operating Loss	(320,954)	(256,889)	(408,950)	(425,229)

Loss on extinguishment of debt	-	-	-	(28,453)
Interest expense	-	-	-	(1,000)
Interest income	-	1,525	-	3,979

Net Loss	$(320,954)	$(255,364)	$(408,950)	$(450,703)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding	51,101,177	48,055,207	50,961,273	48,055,207

See notes to financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
March 31, 2006 through September 30, 2006
  (Unaudited)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Stock	Par	Capital	Compensation	Deficit	Total
Balance, March 31, 2006	50,563,751	$50,564	$4,517,441	$(82,500)	$4,316,318	$16,916

Restricted Stock Award to Employees	100,000	100	7,400	(7,500)

Restricted Stock/Award to Directors	300,000	300	26,700	(27,000)

Stock Based Compensation			13,760			13,760

Stock Issued for Services	85,227	85	8,915			9,000

Net Loss					(87,997)	(87,997)

Balance, June 30, 2006	51,048,978	$51,049	$4,574,189	$(117,000)	$(4,404,315)	$103,923

Forfeiture of Restricted Stock Award to Employees	(100,000)	(100)	(7,400)	7,500		-

Stock Issued for Services	103,687	104	8,896			9,000

Stock Based Compensation			78,200			78,200

Net Loss					(320,954)	(320,954)

Balance, September 30, 2006	51,052,665	$51,053	$4,653,885	$(109,500)	$(4,725,268)	$(129,830)

See notes to financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2006 and 2005
(Unaudited)

	Six Months Ended September 30,
	2006	2005

CASH USED IN OPERATING ACTIVITIES

Net loss	$(408,950)	$(450,703)
Adjustments to reconcile net loss to cash used in
operating activities:

Depreciation expense - fixed assets and
merchant equipment	43,447	16,850
Loss on extinguishment of debt	-	28,453
Stock-based compensation	91,960	-
Stock issued for services	18,000	-

Changes in assets and liabilities:
Accounts receivable	(62,093)	(326,385)
Deposits for merchant equipment	4,851
Prepaid expenses and deposit	(2,400)	(18,701)
Accounts payable	260,825	198,432
Accrued expenses	(20,000)	-
CASH USED IN OPERATING ACTIVITIES	(74,360)	(552,054)

CASH USED IN INVESTING ACTIVITES:
Purchases of merchant terminal equipment	(46,569)	(60,085)
Purchases of fixed assets	-	(16,042)
CASH USED IN INVESTING ACTIVITIES	(46,569)	(76,127)

CASH FROM FINANCING ACTIVIITES	-	-

NET CHANGE IN CASH	(120,929)	(628,181)
Cash, beginning of period	124,804	748,364

Cash, end of period	$3,875	$120,183

Supplemental disclosures:

Cash paid for interest	$-	$1,000
Cash paid for income taxes	-	-

Non-cash items:
Deferred compensation for shares issued to officers and directors	$27,000	-
Conversion of debt to stock	-	$134,400

See notes to financial statements

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

Revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Substantially all of Acies’ revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered. When a merchant has a business transaction for processing (e.g., purchases of goods or services for which payments are accepted using credit or debit cards), the amount that is discounted from the transaction amount prior to the merchant receiving net proceeds is the amount that Acies recognizes as revenue. Revenue is recognized on a gross basis (i.e., prior to deducting expenses paid to third parties for outsourced processing and settlement services), with such determination based on Acies’ review and interpretation of current accounting promulgations, including but not limited to Emerging Issues Task Force Memorandum 99-19 (“EITF 99-19”). The indicators of gross revenue reporting which led to our determination included, but were not limited to, the extent to which Acies has latitude in establishing price, credit risk and discretion in supplier selection..

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

During the quarter ended June 30, 2006, Acies granted 1,925,000 options to purchase common stock to employees, which vest every quarter over periods of three years for 1,800,000 options and two years for 125,000 options. All of the options have an exercise price of $0.25 and expire 5 years from the date of grant. As of September 30, 2006, 300,000 of these options were vested. Based on the Black-Scholes option pricing model, the options had a fair value of $24,923 which was expensed as stock-based compensation.

Also, during the six months ended September 30, 2006, certain options vested that were granted during prior periods. The fair value of these options granted during 2004 and 2005 were estimated at their grant date and a pro-rata portion of this fair value is being expensed over the vesting period. The amount expensed as vested was estimated to be $67,037 using the Black Scholes option pricing model.

The following table illustrates the effect on net loss and net loss per share if Acies had applied the fair value provisions of FASB Statement No. 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended September 30, 2005:

	Three Months Ended	Six Months Ended
	September 30	September 30
	2005	2005
Net loss as reported	$(255,364)	$(450,703)
Add: Stock - based
Compensation
intrinsic value
Less: Compensation
determined under
fair value -
based method	(38,589)	(76,058)

Pro forma net loss	$(293,953)	$(526,761)

Basic and diluted net loss per common share:

As reported	$(0.01)	$(0.01)

Pro forma	$(0.01)	$(0.01)

Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates based on five-year U.S.Treasury Notes issued at the time of option issuance ranging from 4.99% to 5.01%, (2) expected option term of 5 years, (3) expected volatility of 217%, and (4) zero expected dividends.

NOTE 3 - STOCK OPTIONS AND WARRANTS

Summary information regarding options and warrants are as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding at March 31, 2006	3,791,637	$0.94	8,310,000	$0.27

Three months ended June 30, 2006:
Granted	1,925,000	0.25	-	-
Forfeited upon resignations	(192,273)	1.00	-	-

Outstanding at June 30, 2006	5,524,364	$0.74	8,310,000	$0.27

Three months ended September 30, 2006:

Forfeited upon resignations	(394,183)	$0.76	-	-

Outstanding at September 30, 2006	5,130,181	$0.74	8,310,000	$0.27

Options outstanding and exercisable as of September 30, 2006:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,307,281	3 years	1,730,461
$1.00	1,022,900	4 years	754,675
$0.25	1,800,000	5 years	300,000
	5,130,181		2,785,136

   Warrants outstanding and exercisable as of September 30, 2006:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	4 years	7,590,000
$0.50	720,000	4 years	720,000
	8,310,000		8,310,000

NOTE 4 - COMMON STOCK

Pursuant to a service agreement with a third party retained to perform investor relations services, in April 2006, Acies issued 85,227 shares of restricted common stock with a value of $9,000, and in July 2006, Acies issued 103,687 shares of restricted common stock with a value of $9,000. These amounts are included in general, administrative and selling expenses on the statement of operations for the periods ended September 30, 2006.

In May 2006, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vest one year from the grant date, assuming the individual remains a director of Acies. The market value on the date of issuance was $27,000 and is included in deferred compensation in the equity section of the balance sheet at September 30, 2006.

In May 2006, Acies granted 100,000 shares of restricted common stock to an officer of Acies, which had been scheduled to vest in the future, but in August 2006, the officer resigned from Acies, forfeiting his awarded shares. The market value on the date of issuance was $7,500 and was included in deferred compensation in the equity section of the balance sheet at June 30, 2006; however, based on the forfeiture, the identical amount was removed from the balance sheet as of September 30, 2006.

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

NOTE 6 - SUBSEQUENT EVENTS

Pursuant to a service agreement with a third party retained to perform investor relations services, in October 2006, Acies issued 116,430 shares of restricted common stock with a value of $9,000.

In October 2006, Acies borrowed a total of $90,000 from an officer pursuant to Promissory Notes under which terms interest would accrue at 8% per annum. The principal was repaid in full on November 2, 2006, and all interest was forgiven.

On October 31, 2006, Acies entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”). The Loan and Security Agreement provides a term loan facility with a maximum borrowing of $2,000,000.
Acies has initially borrowed the principal sum of $350,000, to be repaid in 18 monthly installments of $22,190. A tri-party agreement between Acies, RBL and Chase Alliance Partners, L.P. (“Chase”, to whom the Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated  payments of  150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings generally bear interest at a fixed rate per annum of prime plus 8.90% (the initial interest rate is 17.15% per annum). Borrowings may not be drawn more than once every 60 days, and there is a limit on aggregate borrowings based on monthly residuals. At October 31, 2006, Acies had additional borrowings available of $1,650,000.

In addition, the Loan and Security Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants with respect to liquidity, disposition of assets, liens, other indebtedness, investments, shareholder distributions, transactions with affiliates, officers’ compensation, and the transfer or sale of our merchant base, and that there are no significant changes in our business. Other covenants include that Acies selling more than 25% of its merchant accounts for which certain processing services are outsourced to Chase would require that borrowings under the facility be repaid in full, and that Acies transferring the outsourcing of certain processing services for merchant accounts for which Chase currently provides such services to a different third-party would require either an agreement between Acies, RBL and the third-party similar to the agreement currently in place between Acies, RBL and Chase, or that borrowings under the facility be repaid in full.

The Loan and Security Agreement additionally provides for customary events of default with corresponding grace periods, including the failure to pay any principal or interest when due, failure to comply with covenants, material misrepresentations, certain bankruptcy, insolvency or receivership events, imposition of certain judgments and the liquidation or merger of Acies. Acies’ obligations under the Loan and Security Agreement are secured by substantially all of Acies’ assets, including future remittances relating to its portfolio of merchant accounts. Proceeds from loans under this facility will be used to fund general working capital needs, and to repay loans from officers of the Company.

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

3. The intensity of competition; and

4. General economic conditions.

The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by Acies Corporation. Investors are encouraged to review the risk factors set forth in Acies Corporation's most recent Form 10-KSB/A as filed with the Securities and Exchange Commission in July 2006.

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Acies Corporation ("Acies"), through its wholly owned subsidiary Acies, Inc., is engaged in the business of providing payment processing solutions to small and medium size merchants across the United States. Through contractual relationships with third parties to whom we outsource the providing of certain services, Acies is able to offer complete solutions for payment processing, whereby we consult with merchants to best determine their hardware and software needs; provide transaction authorization, settlement and clearing services; perform merchant acceptance and underwriting functions; program, deploy and install traditional and next-generation point-of-sale (POS) terminals; assist in the detection of fraudulent transactions; and provide customer and technical support and service on an on-going basis. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Chase Paymentech Solutions, LLC.

Acies' payment processing services enable merchants to process Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion, and Gift & Loyalty transactions. Our card processing services enable merchants to accept traditional card-present transactions, including "swipe" and contactless transactions, as well as card-not-present transactions made by Internet or by mail, fax or telephone.

We outsource certain services to third parties, including the receipt and settlement of funds. In addition, we outsource for a fee certain underwriting and acceptance functions, effectively insuring against risk for entire processed transaction amounts relating to merchant fraud (while retaining the risk related to the fees representing our revenue stream and associated costs) . By doing so, we intend to maintain an efficient operating structure which allows us to expand our operations without having to significantly increase fixed costs or retain certain risks associated with acceptance and underwriting of merchant accounts.

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

We market and sell our services primarily through an indirect sales channel, i.e., through independent sales agents and organizations. In addition, we market services through our direct channel, which is comprised of a limited in-house sales team.

Our cost of revenues is comprised principally of interchange and association fees which are paid to the card-issuing bank and card association, and fees paid to third parties that have provided outsourced services. The fees paid are based upon fixed pricing schedules (certain detailed costs are fixed on a per transaction and/or event basis, while others are fixed as a percentage of the dollar volume of the transaction), which are subject to periodic revision, and are without regard to the pricing charged to the merchant. Fee structures with third parties providing outsourced services are reviewed, renegotiated and/or revised on a periodic basis, and are based on mutually agreed-to expectations relating to, for instance, minimum new business volume placed within specified periods which, if not met, would result in additional charges to be paid by Acies.

Although Acies initiates and maintains the primary relationships with the merchants whose transaction processing results in our revenues, including generally having control over pricing and retaining risk as it relates to the fees comprising our revenue stream, merchants do not have written contracts with Acies, and instead have contractual agreements with the third-party processor (e.g., Chase Paymentech) to whom Acies outsources, and relies on to perform, certain services on our behalf.

Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Our principal executive offices are located at 14 Wall Street, Suite 1620, New York, NY 10005 and our telephone number is (800) 361-5540. We are incorporated in the State of Nevada.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

Revenues increased $970,096 (or 47%) to $3,015,261 for the three months ended September 30, 2006, as compared to revenues of $2,045,165 for the three months ended September 30, 2005. The increase in revenues was principally due to an increase in merchant processing revenues resulting from the addition of new merchant accounts.

Cost of revenues increased $967,620 (or 55%) to $2,726,524 for the three months ended September 30, 2006, as compared to cost of revenues of $1,758,904 for the three months ended September 30, 2005. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues.

Gross margin increased $2,476 (or 1%) to $288,737 for the three months ended September 30, 2006, as compared to gross margin of $286,261 for the three months ended September 30, 2005. Gross margin as a percentage of revenues was 9.6% for the three months ended September 30, 2006, as compared to 14.0% in the corresponding prior year quarter. Gross margin percentage decreased as a result of greater pricing pressure in certain merchant industries, which had an adverse impact on revenue, and a higher proportion of business sourced through our indirect sales channel (i.e., independent sales agents and organizations), which is associated with a greater cost of revenues reflecting higher merchant account acquisition costs and on-going fees as compared to our direct sales channel.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense increased $66,541 (or 12%) to $609,691 for the three months ended September 30, 2006, as compared to G&A expense of $543,150 for the three months ended September 30, 2005. The increase in G&A expense was primarily attributable to the recording of non-cash expense for the fair value of stock options granted in prior periods which vested in the current period and increased fees for professional outside services, which were partially offset by decreased personnel, sales and marketing expenses.

NET LOSS

We had a net loss of $320,954 for the three months ended September 30, 2006, as compared to a net loss of $255,364 for the three months ended September 30, 2005. The increase in net loss is principally attributable to the increase in G&A expense.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

Revenues increased $2,334,753 (or 63%) to $6,028,439 for the six months ended September 30, 2006, as compared to revenues of $3,693,686 for the six months ended September 30, 2005. The increase in revenues was principally due to an increase in merchant processing revenues resulting from the addition of new customers.

Cost of revenues increased $2,226,974 (or 72%) to $5,339,929 for the six months ended September 30, 2006, as compared to cost of revenues of $3,112,995 for the six months ended September 30, 2005. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues.

Gross margin increased $107,779 (or 19%) to $688,510 for the six months ended September 30, 2006, as compared to gross margin of $580,731 for the six months ended September 30, 2005. Gross margin as a percentage of revenues was 11.4% for the six months ended September 30, 2006, as compared to 15.7% in the corresponding six month period of the prior year. Gross margin percentage decreased as a result of greater pricing pressure in certain merchant industries, which had an adverse impact on revenue, and a higher proportion of business sourced through our indirect sales channel (i.e., independent sales agents and organizations), which is associated with a greater cost of revenues reflecting higher merchant account acquisition costs and on-going fees paid as compared to our direct sales channel.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense increased $91,500 (or 9%) to $1,097,460 for the six months ended September 30, 2006, as compared to G&A expense of $1,005,960 for the six months ended September 30, 2005. The increase in G&A expense was primarily attributable to the recording of non-cash expense for the fair value of stock options granted in prior periods which vested in the current period and increased fees for professional outside services, which were partially offset by decreased personnel, sales and marketing expenses..

LOSS ON EXTINGUISHMENT OF DEBT

During the six months ended September 30, 2005, we incurred a loss on extinguishment of debt of $28,453 resulting from the conversion of $100,000 of debt and $5,947 of accrued interest into 700,000 shares of common stock. No such extinguishment occurred during the corresponding period of 2006.

NET LOSS

We had a net loss of $408,950 for the six months ended September 30, 2006, as compared to a net loss of $450,703 for the six months ended September 30, 2005. The decrease in net loss is principally attributable to the increase in gross margin, offset by the increase in G&A expense.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of September 30, 2006 were $992,615, consisting primarily of $ $988,740 of net accounts receivable. Total current liabilities of $1,324,397 consisted of $1,165,587 of accounts payable, $140,000 of accrued compensation to officers and $18,810 in deposits on company-owned equipment placed at merchant locations. As of September 30, 2006, we had negative working capital of $331,782. Our negative working capital includes $140,000 of accrued compensation to officers. The ratio of current assets to current liabilities was 75% as of September 30, 2006.

Cash used in operating activities was $74,360 during the six months ended September 30, 2006, as compared with $552,054 during the six months ended September 30, 2005, reflecting the improvement in our operating results and an increase in accounts payable as compared with the prior year. In addition, the decrease in cash used in operating activities reflects a slowdown in the growth of the Company’s business, as compared to its growth in prior periods, necessitated by limitations in our working capital position. As stated above, the slower rate of revenue growth is in part the result of pricing pressures relating to certain merchant industry groups, and it is also the result of our working capital position, which has prevented us from making the necessary increases in expenditures for marketing and distribution to maintain adherence to our business plan in the face of more difficult market challenges resulting from external factors.

To alleviate the effects of our working capital deficit and negative cash flows from operations, and to enable us to rectify this situation while continuing to implement our business plan, the Company succeeded in securing financing on October 31, 2006, when we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with RBL Capital Group, LLC The Loan and Security Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Acies has initially borrowed the principal sum of $350,000 (the "Initial Loan"), to be repaid in eighteen (18) monthly installments of $22,190 (the “Monthly Installment”). A tri-party agreement between Acies, RBL and Chase Alliance Partners, L.P. (“Chase”, to whom the Company outsources certain processing services for the majority of its merchant accounts) arranges for Monthly Installments to be paid such that Chase forwards to RBL entire monthly amounts due to Acies and, after deducting the Monthly Installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated  payments of  150% of the Monthly Installment be paid if certain cash flow ratios are not maintained. Borrowings made pursuant to the Loan and Security Agreement will generally bear interest at a fixed rate per annum of prime plus 8.90% (the Initial Loan interest rate is 17.15% per annum). Borrowings may not be drawn more than once every 60 days, and there is a limit on aggregate borrowings based on monthly residuals. At October 31, 2006, Acies had additional borrowings available under the Loan and Security Agreement of $1,650,000.

In addition, the Loan and Security Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants with respect to liquidity, disposition of assets, liens, other indebtedness, investments, shareholder distributions, transactions with affiliates, officers’ compensation, and the transfer or sale of our merchant base, and that there are no significant changes in our business. Other covenants include that Acies selling more than 25% of its merchant accounts for which certain processing services are outsourced to Chase would require that borrowings under the facility be repaid in full, and that Acies transferring the outsourcing of certain processing services for merchant accounts for which Chase currently provides such services to a different third-party would require either an agreement between Acies, RBL and the third-party similar to the agreement currently in place between Acies, RBL and Chase, or that borrowings under the facility be repaid in full.

The Loan and Security Agreement additionally provides for customary events of default with corresponding grace periods, including the failure to pay any principal or interest when due, failure to comply with covenants, material misrepresentations, certain bankruptcy, insolvency or receivership events, imposition of certain judgments and the liquidation or merger of Acies. Acies’ obligations under the Loan and Security Agreement are secured by substantially all of Acies’ assets, including future remittances relating to its portfolio of merchant accounts. Proceeds from loans under this facility will be used to fund general working capital needs, and to repay loans from officers of the Company.

We believe that, with the resources available to us through this facility, we will have the working capital necessary to enhance our marketing efforts, expand our distribution channels, and to sustain foreseeable revenue growth from existing sales channels through the next twelve months of operations. In the event that this is not the case, or if Acies should choose to adopt a strategy of growth through acquiring portfolios of merchant accounts, Acies believes that it can secure additional capital through debt and/or equity financing. Beyond the facility, we do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we should need to and are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan.

Cash Requirements

Our business is such that our revenues are generally recurring. Once we add a new account, which generally entails up-front expenditures, whether it be salaries for direct (i.e., Acies-employed) salespersons, or an investment in merchant terminal equipment, we typically receive revenue relating to that account for as long as the merchant is our customer. If we employ a strategy of utilizing ISOs or Sales Agents, who are not salaried and are paid on a performance-based basis, personnel costs are less, but the gross margin related to new accounts through the indirect channel will be less than the gross margin related to business generated through the direct (in-house) channel.

Our strategy is flexible, whereby we attempt to employ funds that are available to us to profitably grow the business as rapidly as possible, albeit in a controlled fashion, with an eye toward maintaining customer service levels and minimizing risk in order to retain merchants and have a long-term revenue stream. Capital adequacy is critical to growing the business significantly, especially through direct sales channels which would require the addition of salaried employees. In the absence of sufficient capital, we believe that we can continue to grow at more modest levels, relying more heavily on the indirect (i.e., ISOs and Sales Agents) channel.

Most of our expenses are variable and are a function of our revenue stream, while other expenses are more fixed in nature, but are still controllable. Moreover, our fixed expenses which reflect the on-going cost of our infrastructure would not need to be increased significantly as our revenue base increases. We estimate that over the next twelve months, to maintain a minimal rate of growth, we would have corporate operating expenses on a cash basis, excluding our cost of revenues which is variable, of approximately $1,800,000. This would include our personnel costs, rent, professional fees, insurance, utilities and other office expenses, as well as expenditures for merchant terminal equipment. Even at a projected revenue growth rate significantly lower than our historical long-term revenue growth rate, and assuming no improvement over historical long-term margins, we believe we could generate sufficient cash to cover our expenditures, service any debt resulting from borrowings under the Facility, and become profitable.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Substantially all of Acies’ revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered. When a merchant has a business transaction for processing (e.g., purchases of goods or services for which payments are accepted using credit or debit cards), the amount that is discounted from the transaction amount prior to the merchant receiving net proceeds is the amount that Acies recognizes as revenue. Revenue is recognized on a gross basis (i.e., prior to deducting expenses paid to third parties for outsourced processing and settlement services), with such determination based on Acies’ review and interpretation of current accounting promulgations, including but not limited to Emerging Issues Task Force Memorandum 99-19 (“EITF 99-19”). The indicators of gross revenue reporting which led to our determination included, but were not limited to, the extent to which Acies has latitude in establishing price, credit risk and discretion in supplier selection.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123 became effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to Acies' calculation of the pro forma impact on net income of FAS 123 included in the footnotes to the financial statements.

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

For the period covered by this interim report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, as of September 30, 2006 and for the period ended thereon, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this report has been made known to them in a timely fashion.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to any legal proceedings.

Item 1A. Changes in Risk Factors

The Company’s Form 10-KSB/A for the fiscal year ended March 31, 2006 included in the section Risks Relating To Our Common Stock the risk that “The SEC has recently raised concerns regarding whether companies in our industry should recognize revenues on a gross or net basis.” This risk is no longer applicable, and should be deemed to be deleted as it relates to any reference to our Form 10-KSB/A for the fiscal year ended March 31, 2006 or the risk factors contained therein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2006.

ACIES CORPORATION

By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer

By:	/s/ Jeffrey A. Tischler
Jeffrey A. Tischler
Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ Oleg Firer	Chairman of the Board	November 16, 2006
Oleg Firer	President and Chief Executive Officer