Form 10QSB
period 2006-12-31
ACIES CORP
filed 2007-02-08
CIK 1138462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2006.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT for the transition period from __________ to ________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 29, 2007, the issuer had 51,169,095 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒

ACIES CORPORATION

DECEMBER 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(Unaudited)	(1)
ASSETS
Current Assets
Cash	$3,722	$124,804
Accounts receivable	1,178,176	926,647
Total current assets	1,181,898	1,051,451

Other assets and deposits	51,220	41,042
Fixed assets, net of accumulated depreciation of $ 19,982 and $11,672, respectively	22,505	30,515
Merchant Terminal Equipment, net of accumulated depreciation of $88,522 and
$30,471, respectively	147,230	158,712
Total Assets	$1,402,853	$1,281,720

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expense	$1,139,396	$904,762
Deferred revenue	86,590	-
Short-term portion of Note Payable	229,699	-
Accrued compensation to officers	140,000	160,000
Merchant Equipment Deposits	18,810	13,959
Total current liabilities	1,614,495	1,078,721

Long-term portion of Note Payable	85,679	-
Deferred Rent and Other Obligations	33,839	33,839

Total Liabilities	1,734,013	1,112,560

Commitment and contingencies

Shareholders' Equity (Deficit)
Common stock, $0.01 par value, 200,000,000 shares
authorized, 51,169,095 and 50,563,751 shares issued and outstanding, respectively	51,169	50,564
Additional paid in capital	4,747,960	4,434,914
Accumulated deficit	(5,130,289)	(4,316,318)
Total Shareholders' Equity (Deficit)	(331,160)	169,160
Total Liabilities and Shareholders' Equity	$1,402,853	$1,281,720

(1) Derived from the Audited Consolidated Financial Statements for the year ended March 31, 2006.

See notes to consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2006 and 2005
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2006	2005	2006	2005
Revenues	$2,932,298	$2,716,075	$8,960,737	$6,409,761
Cost of revenues	2,631,659	2,217,883	7,971,588	5,333,643
Gross margin	300,639	498,192	989,149	1,076,118

General, administrative and selling	695,367	520,385	1,792,827	1,526,282
Operating Loss	(394,728)	(22,193)	(803,678)	(450,164)

Loss on extinguishment of debt	-	-	-	(28,453)
Interest expense	(10,731)	-	(10,731)	(1,063)
Interest income	438	108	438	4,087

Net Loss	($405,021)	($22,085)	($813,971)	($475,593)

Basic and diluted net loss per share	($0.01)	($0.00)	($0.02)	($0.01)
Weighted average shares outstanding	51,161,502	47,164,597	51,028,259	47,757,258

See notes to consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the nine months ended December 31, 2006
(Unaudited)

	Common Stock
	Stock	Par	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2006	50,563,751	$50,564	$4,434,914	($4,316,318)	$169,160

Shares granted and Stock-based Compensation - Restricted Stock Awards	300,000	300	91,075	-	91,375

Stock-based Compensation - Options	-	-	195,276	-	195,276

Stock Issued for Services	305,344	305	26,695	-	27,000

Net Loss	-	-	-	(813,971)	(813,971)

Balance, December 31, 2006	51,169,095	$51,169	$4,747,960	($5,130,289)	($331,160)

See notes to consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2006 and 2005
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
CASH USED IN OPERATING ACTIVITIES
Net loss	($813,971)	($475,593)
Adjustments to reconcile net loss to cash used in
operating activities:

Depreciation expense	66,361	20,996
Loss on extinguishment of debt	-	28,453
Bad debt expense	-	5,407
Stock-based compensation - Options	195,276	-
Stock-based compensation - Restricted Stock	91,375	-
Stock issued for services	27,000	-
Changes in assets and liabilities:
Accounts receivable	(251,529)	(670,358)
Merchant equipment deposits	4,851	-
Deferred revenue	86,590	-
Other assets	(10,178)	(5,000)
Accounts payable and accrued expenses	214,634	446,569

CASH USED IN OPERATING ACTIVITIES	(389,591)	(649,526)

CASH USED IN INVESTING ACTIVITES:
Purchases of merchant terminal equipment	(46,569)	(126,928)
Purchases of fixed assets	(300)	(16,896)
CASH USED IN INVESTING ACTIVITIES	(46,869)	(143,824)

CASH FROM FINANCING ACTIVIITES
Proceeds received from Note payable, net of fees	341,250	-
Principal payments on note payable	(25,872)	-
Proceeds from note payable to officer	90,000	50,000
Repayment of note payable to officer	(90,000)
Repurchase of Common Stock	-	(5,000)
CASH FLOWS FROM FINANCING ACTIVITIES	315,378	45,000

NET CHANGE IN CASH	(121,082)	(748,350)
Cash, beginning of period	124,804	748,364
Cash, end of period	$3,722	$14

Supplemental disclosures:
Cash paid for interest	$18,509	$1,000
Cash paid for income taxes	-	-

Non-cash items:

Conversion of debt to stock	-	$134,400

See notes to consolidated financial statements

ACIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Acies Corporation ("Acies" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies' Annual Report filed with the SEC on Form 10-KSB/A for the year ended March 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2006 as reported in the 10-KSB/A have been omitted. Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Summary of Significant Accounting Policies

The accounting policies of the Company are contained in the March 31, 2006 Form 10-KSB/A. The following are the more significant polices.

Revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Substantially all of Acies’ revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered. Revenue is deferred and recorded over the required service period if all revenue criteria have not been met when the fee is received. When a merchant has a business transaction for processing (e.g., purchases of goods or services for which payments are accepted using credit or debit cards), the amount that is discounted from the transaction amount prior to the merchant receiving net proceeds is the amount that Acies recognizes as revenue. Revenue is recognized on a gross basis (i.e., prior to deducting expenses paid to third parties for outsourced processing and settlement services), with such determination based on Acies’ review and interpretation of current accounting promulgations, including but not limited to Emerging Issues Task Force Memorandum 99-19 (“EITF 99-19”). The indicators of gross revenue reporting which led to our determination included, but were not limited to, the extent to which Acies has latitude in establishing price, our credit risk and our discretion in supplier selection.

Use of estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NOTE 2 – STOCK OPTIONS AND WARRANTS

Effective January 1, 2006, the Company adopted FASB Statement No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123R are no longer an alternative to financial statement recognition.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation, which is included in general, administrative and selling costs, on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair value. The Company did not record a tax benefit related to the share-based compensation expense since the Company has a full valuation allowance against deferred tax assets.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, compensation cost was recorded only if the market price of the underlying stock on the grant date exceeded the exercise price. As permitted by SFAS 123, the Company elected the disclosure only requirements of SFAS 123. The fair-value based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R.

The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if Acies had adopted the fair value based method of accounting for stock-based compensations under the provisions of SFAS 123Rfor the three and nine months ended December 31, 2005:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2005	2005
Net loss as reported	$(22,085)	$(475,593)
Add: Stock - based
Compensation
intrinsic value	-	-
Less: Compensation
determined under
fair value -
based method	(49,349)	(153,913)

Pro forma net loss	$(71,434)	$(629,506)

Basic and diluted net loss per common share:

As reported	$(0.00)	$(0.01)

Pro forma	$(0.00)	$(0.01)

During the quarter ended June 30, 2006, Acies granted 1,925,000 options, of which 125,000 have subsequently been forfeited, to employees to purchase common stock, which vest every quarter over a period of three years, with an exercise price of $0.25 and expire 5 years from the date of grant. As of December 31, 2006, 450,000 of these options were vested. The Company used the Black-Scholes model to fair value the options granted during the nine months ended December 31, 2006, which have a weighted average fair value of $0.08, net of forfeitures. No options were granted during the three months ended December 31, 2006.

During the three and nine months ended December 31, 2006, the Company recognized stock-based compensation expense related to options in the amount of $103,316 and $195,276, respectively. Unrecognized compensation expense on the non-vested portion of the options was approximately $167,000, which is expected to be expensed over a weighted average period of 1.5 years.

Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates based on five-year U.S.Treasury Notes issued at the time of option issuance ranging from 4.99% to 5.01%, (2) expected option term of 5 years, (3) expected volatility of 217%, and (4) zero expected dividends.

Summary information regarding options and warrants are as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2006	3,791,637	$0.94	8,310,000	$0.27

Nine months ended December 31, 2006:
Granted	1,925,000	0.25	-	-
Forfeited upon resignations	(586,456)	0.84	-	-

Outstanding at December 31, 2006	5,130,181	$0.74	8,310,000	$0.27

Options outstanding and exercisable as of December 31, 2006:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,307,281	3 years	1,922,734
$1.00	1,022,900	4 years	882,538
$0.25	1,800,000	5 years	450,000
	5,130,181		3,255,272

Options outstanding as of December 31, 2006 have a $0 intrinsic value.

Warrants outstanding and exercisable as of December 31, 2006:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	4 years	7,590,000
$0.50	720,000	4 years	720,000
	8,310,000		8,310,000

NOTE 3 – EARNINGS (LOSS) PER SHARE

Stock options and warrants in the amount of 13,440,181 and 12,101,637 were not included in the computation of diluted loss per share, as they are anti-dilutive as a result of net losses for the three and nine months ended December 31, 2006 and 2005, respectively.

NOTE 4 – NOTE PAYABLE

On October 31, 2006, Acies entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”). The Loan and Security Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Acies has initially borrowed the principal sum of $350,000, to be repaid in 18 monthly installments of $22,190, including interest. A tri-party agreement between Acies, RBL and Chase Alliance Partners, L.P. (“Chase”, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated  payments of  150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings generally bear interest at a fixed rate per annum of prime plus 8.90% (the initial interest rate is 17.15% per annum). Borrowings may not be drawn more than once every 60 days, and there is a limit on aggregate borrowings based on monthly residuals.

In addition, the Loan and Security Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants with respect to liquidity, disposition of assets, liens, other indebtedness, investments, shareholder distributions, transactions with affiliates, officers’ compensation, and the transfer or sale of our merchant base, and that there are no significant changes in our business. In addition, should Acies sell more than 25% of its merchant accounts for which certain processing services are outsourced to Chase, that event would require that borrowings under the facility be repaid in full. Also, should Acies transfer the outsourcing of certain processing services for merchant accounts for which Chase currently provides such services to a different third-party, that event would require either an agreement between Acies, RBL and the third-party similar to the agreement currently in place between Acies, RBL and Chase, or that borrowings under the facility be repaid in full.

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

In January 2007, Acies borrowed an additional $30,000 under this agreement. At January 31, 2007, Acies had additional available borrowing capacity under this agreement of $1,620,000.

NOTE 5 – COMMON STOCK

Pursuant to a service agreement with a third party retained to perform investor relations services, from April 2006 to December 2006, Acies issued a total of 305,344 shares of restricted common stock with an aggregate value of $27,000. These amounts are included in general, administrative and selling expenses on the statement of operations for the periods ended December 31, 2006. Effective December 2006, the Company terminated our relationship with this investor relations service.

In May 2006, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vest one year from the grant date, assuming the individual remains a director of Acies. The market value on the date of issuance was $27,000, to be expensed ratably over the vesting period. Through December 31, 2006, $15,750 has been expensed in connection with these shares. For the nine months ended December 31, 2006, the Company recognized a total of $91,375 of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the current and previous periods. Unrecognized compensation expense on the non-vested portion of the restricted stock was approximately $18,000, which is expected to be expensed over a weighted average period of 0.5 years.

NOTE 6 – RELATED PARTY TRANSACTION

In October 2006, Acies borrowed a total of $90,000 from an officer pursuant to Promissory Notes under which interest would accrue at 8% per annum. The principal was repaid in full on November 2, 2006, and all interest, which was less than $1,000, was forgiven.

NOTE 7 – EXTINGUISHMENT OF DEBT

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

Although Acies initiates and maintains the primary relationships with the merchants whose transaction processing results in our revenues, including generally having control over pricing and retaining risk as it relates to the fees comprising our revenues, merchants do not have written contracts with Acies, and instead have contractual agreements with the third-party processor (e.g., Chase Paymentech) to whom Acies outsources, and relies on to perform, certain services on our behalf.

Our principal executive offices are located at 14 Wall Street, Suite 1620, New York, NY 10005 and our telephone number is (800) 361-5540. We are incorporated in the State of Nevada.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2005

REVENUES AND COST OF REVENUES

Revenues increased $216,223 (or 8%) to $2,932,298 for the three months ended December 31, 2006, as compared to revenues of $2,716,075 for the three months ended December 31, 2005. The increase in revenues was principally due to an increase in merchant processing revenues resulting from the addition of new merchant accounts, partially offset by the deferral of certain revenues.

Cost of revenues increased $413,776 (or 19%) to $2,631,659 for the three months ended December 31, 2006, as compared to cost of revenues of $2,217,883 for the three months ended December 31, 2005. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues, partially offset by a decrease in expenses for point-of-sale equipment.

Gross margin decreased $197,553 (or 40%) to $300,639 for the three months ended December 31, 2006, as compared to gross margin of $498,192 for the three months ended December 31, 2005. Gross margin as a percentage of revenues was 10.3% for the three months ended December 31, 2006, as compared to 18.3% in the corresponding prior year quarter. Gross margin percentage decreased as a result of greater pricing pressure in certain merchant industries, which had an adverse impact on revenue growth, and a higher proportion of business sourced through our indirect sales channel (i.e., independent sales agents and organizations), which is associated with a greater cost of revenues reflecting higher merchant account acquisition costs and on-going fees as compared to our direct sales channel. In addition, gross margin and gross margin percentage in the current period were somewhat affected by our clarifying our approach to certain fees charged to merchants, which are being recognized as revenue over the period service is provided.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense increased $174,982 (or 34%) to $695,367 for the three months ended December 31, 2006, as compared to G&A expense of $520,385 for the three months ended December 31, 2005. The increase in G&A expense was primarily attributable to the recording of non-cash compensation expense for the fair value of stock options and restricted stock granted in prior periods which vested in the current year, and increased fees for professional outside services, which were partially offset by decreased personnel expense.

INTEREST EXPENSE

During the three months ended December 31, 2006, we incurred interest expense and amortized debt fee expense of $10,731 related to our note payable. We incurred no interest expense in the comparable three month period of the prior year.

NET LOSS

We had a net loss of $405,021 for the three months ended December 31, 2006, as compared to a net loss of $22,085 for the three months ended December 31, 2005. The increase in net loss is principally attributable to the decrease in gross margin and the increase in G&A expense.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2005

REVENUES AND COST OF REVENUES

Revenues increased $2,550,976 (or 40%) to $8,960,737 for the nine months ended December 31, 2006, as compared to revenues of $6,409,761 for the nine months ended December 31, 2005. The increase in revenues was principally due to an increase in merchant processing revenues resulting from the addition of new customers.

Cost of revenues increased $2,637,945 (or 49%) to $7,971,588 for the nine months ended December 31, 2006, as compared to cost of revenues of $5,333,643 for the nine months ended December 31, 2005. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues.

Gross margin decreased $86,969 (or 8%) to $989,149 for the nine months ended December 31, 2006, as compared to gross margin of $1,076,118 for the nine months ended December 31, 2005. Gross margin as a percentage of revenues was 11.0% for the nine months ended December 31, 2006, as compared to 16.8% in the corresponding nine month period of the prior year. Gross margin percentage decreased as a result of greater pricing pressure in certain merchant industries, which had an adverse impact on revenue, and a higher proportion of business sourced through our indirect sales channel (i.e., independent sales agents and organizations), which is associated with a greater cost of revenues reflecting higher merchant account acquisition costs and on-going fees paid as compared to our direct sales channel.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense increased $266,545 (or 17%) to $1,792,827 for the nine months ended December 31, 2006, as compared to G&A expense of $1,526,282 for the nine months ended December 31, 2005. The increase in G&A expense was primarily attributable to the recording of non-cash compensation expense for the fair value of stock options and restricted stock, a portion of which was granted in prior periods which vested in the current year, and increased fees for professional outside services, which were partially offset by decreased personnel expense.

LOSS ON EXTINGUISHMENT OF DEBT

During the nine months ended December 31, 2005, we incurred a loss on extinguishment of debt of $28,453 resulting from the conversion of $100,000 of debt and $5,947 of accrued interest into 700,000 shares of common stock. No such extinguishment occurred during the corresponding period of 2006.

INTEREST EXPENSE

During the nine months ended December 31, 2006, we incurred interest expense and amortized debt fee expense of $10,731 related to our note payable. Interest expense in the comparable nine month period of the prior year was $1,063.

NET LOSS

We had a net loss of $813,971 for the nine months ended December 31, 2006, as compared to a net loss of $475,593 for the nine months ended December 31, 2005. The increase in net loss is principally attributable to the increase in G&A expense, and the decrease in gross margin.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had total current assets of $1,181,898, and total current liabilities of $1,614,495, resulting in negative working capital of $432,597. The ratio of current assets to current liabilities was 73.2% as of December 31, 2006.

Cash used in operating activities was $389,591 during the nine months ended December 31, 2006, as compared with cash used in operating activities of $649,526 during the nine months ended December 31, 2005, reflecting the extent to which our increased net loss resulted from non-cash expenses for stock-based compensation and stock issued for services, and the deferral of certain revenues. In addition, the decrease in cash used in operating activities reflects a slowdown in the growth of the Company’s business, as compared to its growth in prior periods, necessitated by limitations in our working capital position. As stated above, the slower rate of revenue growth is in part the result of pricing pressures relating to certain merchant industry groups, and it is also the result of our working capital position, which has prevented us from making the necessary increases in expenditures for marketing and distribution to maintain adherence to our business plan in the face of more difficult market challenges resulting from externalities including trends in consumer spending and the competitive landscape within the payment processing industry.

To alleviate the effects of our working capital deficit and negative cash flows from operations, and to enable us to rectify this situation while continuing to implement our business plan, the Company succeeded in securing financing on October 31, 2006, when we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with RBL Capital Group, LLC. The Loan and Security Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Acies has initially borrowed the principal sum of $350,000 (the "Initial Loan"), to be repaid in eighteen (18) monthly installments, including interest, of $22,190 (the “Monthly Installment”). A tri-party agreement between Acies, RBL and Chase Alliance Partners, L.P. (“Chase”, to whom the Company outsources certain processing services for the majority of its merchant accounts) arranges for Monthly Installments to be paid such that Chase forwards to RBL entire monthly amounts due to Acies and, after deducting the Monthly Installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated payments of 150% of the Monthly Installment be paid if certain cash flow ratios are not maintained. Borrowings made pursuant to the Loan and Security Agreement will generally bear interest at a fixed rate per annum of prime plus 8.90% (the Initial Loan interest rate is 17.15% per annum). Borrowings may not be drawn more than once every 60 days, and there is a limit on aggregate borrowings based on monthly residuals. In January 2007, Acies borrowed an additional $30,000 under this agreement. At January 31, 2007, Acies had additional available borrowing capacity under this agreement of $1,620,000.

The Loan and Security Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants with respect to liquidity, disposition of assets, liens, other indebtedness, investments, shareholder distributions, transactions with affiliates, officers’ compensation, and the transfer or sale of our merchant base, and that there are no significant changes in our business. Acies is restricted from selling more than 25% of its merchant accounts for which certain processing services are outsourced to Chase while there exist outstanding borrowings under the facility, In addition, Acies may not transfer the outsourcing of certain processing services for merchant accounts for which Chase currently provides such services to a different third-party prior to either (a) obtaining an agreement between Acies, RBL and the third-party similar to the agreement currently in place between Acies, RBL and Chase,; or (b) borrowings under the facility being repaid in full.

The Loan and Security Agreement additionally provides for customary events of default with corresponding grace periods, including the failure to pay any principal or interest when due, failure to comply with covenants, material misrepresentations, certain bankruptcy, insolvency or receivership events, imposition of certain judgments and the liquidation or merger of Acies. Acies’ obligations under the Loan and Security Agreement are secured by substantially all of Acies’ assets, including future remittances relating to its portfolio of merchant accounts. Proceeds from loans under this facility have been and are being used to fund general working capital needs, and to repay loans from officers of the Company.

We believe that, with the resources available to us through this facility, we will have the working capital necessary to enhance our marketing efforts, expand our distribution channels, and to sustain foreseeable revenue growth from existing sales channels through the next twelve months of operations. In the event that this is not the case, or if Acies should choose to adopt a strategy of growth through acquiring portfolios of merchant accounts, Acies believes that it can secure additional capital through debt and/or equity financing. Beyond the facility, we do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or significant shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we should need to and are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Substantially all of Acies’ revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered. Revenue is deferred and recorded over the required service period if all revenue criteria have not been met when the fee is received. When a merchant has a business transaction for processing (e.g., purchases of goods or services for which payments are accepted using credit or debit cards), the amount that is discounted from the transaction amount prior to the merchant receiving net proceeds is the amount that Acies recognizes as revenue. Revenue is recognized on a gross basis (i.e., prior to deducting expenses paid to third parties for outsourced processing and settlement services), with such determination based on Acies’ review and interpretation of current accounting promulgations, including but not limited to Emerging Issues Task Force Memorandum 99-19 (“EITF 99-19”). The indicators of gross revenue reporting which led to our determination included, but were not limited to, the extent to which Acies has latitude in establishing price, credit risk and discretion in supplier selection.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109, which will become effective on June 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. Acies believes that this interpretation has no impact on the Company or our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our financial statements of SFAS No. 157, which will become effective for Acies on April 1, 2008.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

For the period covered by this interim report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, as of December 31, 2006 and for the period ended thereon, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this report has been made known to them in a timely fashion.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to any legal proceedings other than the following: On December 4, 2006, Acies received a complaint from a merchant, which named as co-defendants several of our strategic partners, Acies and a third-party bank. Acies believes that the probability of any material loss is remote, especially when considering that we are contractually indemnified by a partner for the type of loss which would result from such a claim.

Item 1A. Changes in Risk Factors

The Company’s Form 10-KSB/A for the fiscal year ended March 31, 2006 included in the section Risks Relating To Our Common Stock the risk that “The SEC has recently raised concerns regarding whether companies in our industry should recognize revenues on a gross or net basis.” The Company has satisfied the SEC’s concerns; therefore, this risk is no longer applicable , and should be deemed to be deleted as it relates to any reference to our Form 10-KSB/A for the fiscal year ended March 31, 2006 or the risk factors contained therein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of February 2007.

ACIES CORPORATION

By:	/s/ Oleg Firer
Oleg Firer Chief Executive Officer

By:	/s/ Jeffrey A. Tischler
Jeffrey A. Tischler Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ Oleg Firer	Chairman of the Board,	February 8, 2007
Oleg Firer	President and Chief Executive Officer