Form 10KSB
period 2007-03-31
ACIES CORP
filed 2007-06-25
CIK 1138462

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2007

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
COMMON STOCK, $.001 PAR VALUE
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒  No

State the registrant's revenues for its most recent fiscal year: $11,823,326 for the year ended March 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,033,244 as of June 18, 2007.

As of June 18, 2007, the registrant had 51,169,095 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

FORM 10-KSB

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

On July 2, 2004, Atlantic Synergy, Inc. ("Atlantic") acquired approximately 99.2% of the issued and outstanding common stock of Acies, Inc. in exchange for approximately 26,150,000 newly issued shares of Atlantic's common stock (the "Exchange"). In connection with, and subsequent to, the Exchange, Atlantic transferred all of its assets held immediately prior to the Exchange, subject to all of Atlantic's then existing liabilities, to Terence Channon, Atlantic's former President and Chief Executive Officer, in consideration for Mr. Channon's cancellation of 4,285,000 shares of Atlantic's common stock and the cancellation of 200,000 shares of Atlantic's common stock held by a third party. The transaction was accounted for as a reverse merger.

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

In November 2004, Atlantic changed its name to Acies Corporation (“Acies” or the “Company”).

DESCRIPTION OF PRINCIPAL PRODUCTS AND SERVICES

Acies, through its wholly owned subsidiary Acies, Inc., is engaged in the business of providing payment processing solutions to small and medium size merchants across the United States. Through contractual relationships with third parties to whom we outsource the providing of certain services, Acies is able to offer complete solutions for payment processing, whereby we consult with merchants to best determine their hardware and software needs; provide transaction authorization, settlement and clearing services; perform merchant acceptance and underwriting functions; program, deploy and install traditional and next-generation point-of-sale (POS) terminals; assist in the detection of fraudulent transactions; and provide customer and technical support and service on an on-going basis. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Chase Paymentech Solutions, LLC. Chase Paymentech Solutions, LLC is a joint venture between JPMorgan Chase & Co. and First Data Corp., and is the surviving parent entity of a business combination between Chase Merchant Services, LLC and Paymentech, LP.

Acies' payment processing services enable merchants to process Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion, and Gift & Loyalty transactions. Our card processing services enable merchants to accept traditional card-present transactions, including "swipe" and contactless transactions, as well as card-not-present transactions made by Internet or by mail, fax or telephone.

We outsource certain services to third parties, including the receipt and settlement of funds. In addition, we outsource for a fee certain underwriting and acceptance functions, effectively insuring against risk for entire processed transaction amounts relating to merchant fraud (while retaining the risk related to the fees representing our revenue stream and associated costs). By doing so, we intend to maintain an efficient operating structure which allows us to expand our operations without having to significantly increase fixed costs or retain certain risks associated with acceptance and underwriting of merchant accounts.

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

According to The Nilson Report, total expenditures for all card type transactions by U.S. consumers were $2.1 trillion in 2005, and are expected to grow to $3.7 trillion by 2010. From 1999 to 2005, the compound annual growth rate of card payments was 11.9%, and this rate is expected to remain unchanged at 11.8% for 2006 to 2010. The proliferation of bank cards has made the acceptance of bank card payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bank cards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry. The Nilson Report forecasts that credit cards will comprise 47.7% of all transactions by 2009, up from 38.8% in 2004.

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

TARGET MARKETS

We provide services principally to small- to medium-size merchants in retail, restaurant, supermarket, petroleum and hospitality sectors located across the United States. The small merchants we serve typically process on average in excess of $20,000 a month in credit card transactions and have an average transaction value of approximately $50.00 per transaction. These merchants have traditionally been underserved by larger payment processors. As a result, these merchants have historically paid higher transaction fees than larger merchants and have not been provided with tailored solutions and on-going services that larger merchants typically receive from larger processors.

We believe that we have developed significant expertise in industries that we believe present relatively low risk as customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include “brick and mortar” retailers, hospitality, automotive repair shops, food stores, petroleum distributors and professional service providers. As of March 31, 2007, approximately 19% of our merchants were professional service providers, 16% were hospitality merchants, 12% were food stores, 9% were automotive sales and repair shops, 6% were gas stations and petroleum distributors, 6% were apparel stores, 24% were other “brick and mortar” retailers and 8% were other industries.

DISTRIBUTION METHODS

We have adopted what we believe to be an uncomplicated sales strategy enabling us to establish additions to our sales force in a quick, inexpensive manner. We market and sell our services primarily through relationships with independent sales agents and organizations. These agents and organizations act as a non-employee, external sales force in communities throughout the United States. We also market services through a limited in-house sales team consisting of full-time employees, which focuses primarily on niche vertical markets, large national accounts, tele-sales, and small- to medium-size merchants in New York, New Jersey and Connecticut.

Our independent sales agents and organizations are principally compensated by receiving on-going monthly residual payments based on a percentage of transaction-based revenues less expenses relating to merchant accounts they have brought to Acies. This stream of residual payments is paid to them indefinitely, assuming that the merchant is still processing through Acies, and that the agent continues to serve the merchant’s needs. In-house sales persons generally receive a salary and a small residual payment for as long as the merchant is processing through Acies and the sales person is still employed by Acies.

RELATIONSHIPS WITH SPONSORS AND PROCESSORS

Through contractual relationships with third parties to whom we outsource the providing of certain services, Acies is able to offer complete solutions for payment processing. We consult with merchants to best determine their hardware and software needs; provide transaction authorization, settlement and clearing services; perform merchant acceptance and underwriting functions; program, deploy and install traditional and next-generation point-of-sale (POS) terminals; assist in the detection of fraudulent transactions; and provide customer and technical support and service on an on-going basis. We are a registered member service provider of JP Morgan Chase Bank (“JPMorgan”) and a Strategic Partner of Chase Paymentech Solutions, LLC. Chase Paymentech Solutions, LLC is a joint venture between JPMorgan Chase & Co. and First Data Corp., and is the surviving parent entity of a business combination between Chase Merchant Services, LLC and Paymentech, LP.

Sponsor Bank

In order to provide processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard associations. The sponsor bank must register us with Visa as an Independent Sales Organization and with MasterCard as a Member Service Provider.

We currently have an agreement with Chase Merchant Services, LLC (“Chase”) and JPMorgan Chase Bank (“JPMorgan”) to sponsor us for membership in the Visa and MasterCard associations. Under this agreement, JPMorgan settles bank card transactions for our merchants. We entered into a five-year agreement with JPMorgan in December 2002, which we have the option of renewing in December 2007. In addition, we have a similar agreement with Paymentech, LP, whereby merchant transactions also settle through JPMorgan, which expires in October 2009. As the result of a merger in 2006, Chase Merchant Services, LLC is now known as Chase Paymentech Solutions, LLC, which is also the parent of Paymentech, LP. The Company still maintains separate operating and financial relationships with Chase Paymentech Solutions, LLC and Paymentech, LP.

Third-Party Processors

It is only through contractual arrangements with third-party processors that we have the capabilities to provide critical payment processing services to our merchants.

We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include First Data Corporation and Chase Paymentech Solutions, LLC. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them fees that they would have received if we had submitted the required minimum volume of transactions. Our agreement with First Data Corporation is part of an agreement with Chase Merchant Services, LLC, which we have the option of renewing in December 2007. Our agreement with Paymentech, LP expires in October 2009. As the result of a merger in 2006, Chase Merchant Services, LLC is now known as Chase Paymentech Solutions, LLC, which is also the parent of Paymentech, LP. The Company still maintains separate operating and financial relationships with Chase Paymentech Solutions, LLC and Paymentech, LP.

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

DEPENDENCE ON ONE OR A FEW CUSTOMERS

We are not dependent on any one or a few customers. No one existing merchant account represents more than 4% of our revenue. Our customer base consists of small to medium-size businesses spread throughout various industries and across the United States.

PATENTS, TRADEMARKS & LICENSES

On June 7, 2005, the United States Trademark Office published a notice of publication for “Acies” in the Official Gazette for opposition purposes. The public had until July 7, 2005 to file oppositions or requests for extensions against our proposed trademark. As neither type of document was filed with the United States Trademark Office, the Commissioner of Patents and Trademarks issued a Notice of Allowance on August 30, 2005, indicating that our proposed trademark is entitled to register. A Statement of Use was filed on February 7, 2007. We are awaiting the approval of the United States Trademark Office.

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

EMPLOYEES

As of June 18, 2007, we have 19 full time employees and engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

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

Our designation with Visa and MasterCard as a member service provider is dependent upon the sponsorship of member clearing banks, including JP Morgan Chase, and our continuing adherence to the standards of the Visa and MasterCard credit card associations. In the event we fail to comply with these standards, Visa or MasterCard could suspend or terminate our designation as a member service provider. If these sponsorships are terminated and we are unable to secure another bank sponsor, we will not be able to process bankcard transactions. Because of the fact that the vast majority of the transactions we process involve Visa or MasterCard, the termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could require us to stop providing processing services altogether. This would severely impact our revenues, and with that the value of our Company.

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

INCREASES IN INTERCHANGE RATES MAY ADVERSELY AFFECT OUR PROFITABILITY.

Visa and MasterCard routinely increase their respective interchange rates each year. Interchange rates are also known as discount rates that are charged for transactions processed through Visa and MasterCard. Although we historically have reflected these increases in our pricing to merchants, there can be no assurance that merchants will continue to assume the entire impact of future increases or that transaction processing volumes will not decrease and merchant attrition increase as a result of these increases. If interchange rates increase to a point where it becomes unprofitable for us to enable merchants to accept Visa and MasterCard it would cause an increase in our cost of revenues and potentially make it unprofitable for us to continue without a change in our business plan.

INCREASES IN PROCESSING COSTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

We are subject to certain contractual volume obligations that if not met, will cause our processing cost to increase and may therefore adversely affect our ability to attain and retain new and existing merchants. More information about our contractual obligations is located in the section of “Management’s Discussion and Analysis” entitled "Liquidity and Capital Resources".

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2007 and March 31, 2006, we had a net loss of ($1,130,717) and ($903,310), respectively, and we have had negative operating cash flow of ($474,181) and ($605,510) respectively.

There is no assurance that we will be profitable. Continued losses may require us to seek additional debt or equity financing. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable we may be required to restrict growth by decreasing future marketing expenditures and/or investment in our infrastructure.

DEPENDENCY ON LINE OF CREDIT.

As mentioned above, we have experienced negative operating cash flow and there is no assurance that we will have positive operating cash flow in the future. Since the fiscal third quarter ended December 31, 2007 we have relied upon and continue to rely upon borrowings under the Loan and Security Agreement described in detail in the section “Management’s Discussion and Analysis” and in Note 4 to the Consolidated Financial Statements in order to satisfy our liquidity needs. There is no assurance that the borrowing capacity afforded us under this agreement will continue to be available or will be sufficient to offset future negative operating cash flow.

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

WE MAY BECOME SUBJECT TO CERTAIN STATE TAXES FOR CERTAIN PORTIONS OF OUR FEES CHARGED TO MERCHANTS.

We, like other transaction processing companies, may be subject to state taxation of certain portions of our fees charged to merchants for our services. Application of this tax is an emerging issue in the transaction processing industry and the states have not yet adopted uniform guidelines. If in the future we are required to pay such taxes and are not able to pass this expense on to our merchant customers, our financial results could be adversely affected.

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

WE RELY ON THE INTERNET INFRASTRUCTURE, AND ITS CONTINUED COMMERCIAL VIABILITY, OVER WHICH WE HAVE NO CONTROL. ITS FAILURE COULD SUBSTANTIALLY UNDERMINE OUR BUSINESS STRATEGY.

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

WE RELY ON KEY MANAGEMENT.

Our success depends upon the personal efforts and abilities of Oleg Firer, our President and Chief Executive Officer, Jeffrey A. Tischler, our Executive Vice President and Chief Financial Officer and Yakov Shimon, our Vice President - Technology and Data Management. Our ability to operate and implement our business plan is heavily dependent on the continued service of Messrs. Firer, Tischler and Shimon, as well as our ability to attract, retain and motivate other qualified personnel, particularly in the areas of sales, marketing and management for our company. We face aggressive and continued competition for such personnel. We cannot be certain that we will be able to attract, retain and motivate such personnel in the future.

We do not maintain key-man insurance on the lives of Messrs. Firer, Tischler and Shimon. If Messrs. Firer, Tischler and Shimon were to resign or die, the loss could result in loss of sales, delays in new product and service development and diversion of management resources, and we could face high costs and substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. The loss of Messrs. Firer, Tischler or Shimon and our inability to hire, retain and motivate qualified sales, marketing and management personnel for our company would have a material adverse effect on our business and operations.

RISKS RELATING TO OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE THERE ARE A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS OUTSTANDING AND THE SALE OF THE UNDERLYING SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

The market price of our common stock may decline because there are a large number of options and warrants that are available for exercise, and the sale of shares underlying these options and warrants may depress the market price of our common stock. As of June 18, 2007, we had approximately 51,169,095 shares of common stock issued and outstanding, 3,725,408 outstanding and exercisable options, and warrants to purchase up to 8,310,000 shares of common stock. Although the holders may not exercise or convert our outstanding warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings. Exercise of these options and warrants would dilute the proportionate equity interest and voting power of holders of our common stock.

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

WE MAY INCUR SIGNIFICANT EXPENSES AS A RESULT OF BEING QUOTED ON THE OVER THE COUNTER BULLETIN BOARD, WHICH MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE.

We incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE, WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending March 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Beginning with the year ended March 31, 2009, this report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. If we are unable to assert that our internal controls are effective as of March 31, 2008, or if our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease office space at 14 Wall Street, Suite 1620, New York, New York 10005. The term of the lease for this office space is seven (7) years and ends in October 2011. We currently pay $12,622 per month for this office space which is approximately 5,545 square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended March 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Over-The-Counter Bulletin Board under the symbol "ACIE". The table below sets forth, for the periods indicated, the high and low sale prices per share of the common stock as reported on the Over-The-Counter Bulletin Board. These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

	High	Low
2007 Fiscal:
First Quarter	0.11	0.08
Second Quarter	0.09	0.07
Third Quarter	0.08	0.03
Fourth Quarter	0.06	0.04

2006 Fiscal
First Quarter	0.21	0.08
Second Quarter	0.13	0.09
Third Quarter	0.13	0.07
Fourth Quarter	0.13	0.09

As of June 18, 2007, there were 51,169,095 shares of common stock outstanding.

As of June 18, 2007, there were approximately 52 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

Dividends

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

EQUITY COMPENSATION PLAN INFORMATION

We currently do not have an equity compensation plan in place. However, through March 31, 2007 we have issued options, which have not been approved by our shareholders, to our management team and directors as follows:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND WARRANTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by shareholders: N/A	N/A	N/A	N/A
Equity compensation plans not approved by shareholders:	5,850,181	$0.71	-

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

There have been no issuances of unregistered equity securities which have not previously been reported.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Acies Corporation ("Acies" or the “Company”), through its wholly owned subsidiary Acies, Inc., is engaged in the business of providing payment processing solutions to small and medium size merchants across the United States. Through contractual relationships with third parties to whom we outsource the providing of certain services, Acies is able to offer complete solutions for payment processing, whereby we consult with merchants to best determine their hardware and software needs; provide transaction authorization, settlement and clearing services; perform merchant acceptance and underwriting functions; program, deploy and install traditional and next-generation point-of-sale (POS) terminals; assist in the detection of fraudulent transactions; and provide customer and technical support and service on an on-going basis. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Chase Paymentech Solutions, LLC.

Acies' payment processing services enable merchants to process Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion, and Gift & Loyalty transactions. Our card processing services enable merchants to accept traditional card-present transactions, including "swipe" and contactless transactions, as well as card-not-present transactions made by Internet or by mail, fax or telephone.

We outsource certain services to third parties, including the receipt and settlement of funds. In addition, we outsource for a fee certain underwriting and acceptance functions, effectively insuring against risk for entire processed transaction amounts relating to merchant fraud (while retaining the risk related to the fees representing our revenue stream and associated costs). By doing so, we intend to maintain an efficient operating structure which allows us to expand our operations without having to significantly increase fixed costs or retain certain risks associated with acceptance and underwriting of merchant accounts.

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

Although Acies initiates and maintains the primary relationships with the merchants whose transaction processing results in our revenues, including generally having control over pricing and retaining risk as it relates to the fees comprising our revenue stream, merchants do not have written contracts with Acies, and instead have contractual agreements with the third-party processor (e.g., Chase Paymentech) to whom Acies out sources, and relies on to perform, certain services on our behalf.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company. For our fiscal years ended March 31, 2007 and March 31, 2006, we had a net loss of ($1,130,717) and ($903,310), respectively, and we have had negative operating cash flow of ($474,181) and ($605,510), respectively.

We expect to continue to incur significant expenses. To date, our operating expenses have exceeded revenues resulting in substantial losses as we attempt to grow our business in the near term. We may never be able to reduce these losses however, subject to continued increased revenue growth, and assuming that there is no increase in the proportion of new merchant accounts generated through the lower-margin indirect sales channel, we anticipate our operating results will substantially improve over the next twelve months, with a corresponding improvement in cash used in operations.

Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Our principal executive offices are located at 14 Wall Street, Suite 1620, New York, NY 10005 and our telephone number is (800) 361-5540. We are incorporated in the State of Nevada.

RESULTS OF OPERATIONS

REVENUES

Revenues increased $2,843,477 (or 32%) to $11,823,326 for the fiscal year ended March 31, 2007, as compared to revenues of $8,979,849 for the fiscal year ended March 31, 2006. The increase in net revenues was principally due to an increase in merchant processing revenues resulting from the addition of new merchant accounts, which was partially offset by merchant account attrition in the normal course of business at a level expected for our portfolio, and greater pricing pressure in certain industries to which we market our services.

Cost of revenues increased $3,062,271 (or 40%) to $10,654,316 for the fiscal year ended March 31, 2007, as compared to cost of revenues of $7,592,045 for the fiscal year ended March 31, 2006. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increasing merchant processing revenues, along with an increase in fees paid to independent sales agents and organizations as a greater proportion of new merchant accounts were generated through our indirect sales channel as compared to the mix of our existing merchant portfolio prior to fiscal 2007.

Gross margin decreased $218,794 (or 16%) to $1,169,010 for the fiscal year ended March 31, 2007, as compared to gross margin of $1,387,804 for the fiscal year ended March 31, 2006. Gross margin as a percentage of revenues was 10% for fiscal 2007, as compared to 15% in the prior year. Gross margin percentage decreased as a result of greater pricing pressure in certain merchant industries, which had an adverse impact on revenue, and a higher proportion of business sourced through our indirect sales channel (i.e., independent sales agents and organizations), which is associated with a greater cost of revenues reflecting higher merchant account acquisition costs and on-going fees paid as compared to our direct sales channel.

PERSONNEL EXPENSE

Personnel expense decreased $105,033 (or 9%) to $1,058,874 for the fiscal year ended March 31, 2007, as compared to personnel expense of $1,163,907 for the fiscal year ended March 31, 2006. The decrease reflects the decrease in cash-based incentive compensation paid to management.

PROFESSIONAL FEES

Professional fees increased $36,616 (or 14%) to $295,272 for the fiscal year ended March 31, 2007, as compared to $258,656 for the fiscal year ended March 31, 2006.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense decreased $184,396 (or 32%) to $400,239 for the fiscal year ended March 31, 2007, as compared to G&A expense of $584,635 for the fiscal year ended March 31, 2006. The decrease was based on reduced outside consulting services.

STOCK-BASED COMPENSATION

Stock-based compensation expense increased $264,773 (or 321%) to $347,273 for the fiscal year ended March 31, 2007, as compared to $82,500 for the fiscal year ended March 31, 2006. The increase was principally the result of the Company’s adoption of Statement of Financial Accounting Standards 123R as of January 1, 2006, whereby in the fiscal year ended March 31, 2007 we recognized expense of $242,273 related to employee stock options and $105,000 related to restricted stock awards.

LOSS ON EXTINGUISHMENT OF DEBT

During the fiscal year ended March 31, 2006, we incurred a loss of $28,453 on extinguishment of debt resulting from the conversion of $100,000 of debt and $5,947 of accrued interest into 700,000 shares of common stock.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense increased $26,350 to $27,593 for the fiscal year ended March 31, 2007, as compared to interest expense of $1,063 for the fiscal year ended March 31, 2006, reflecting our borrowings under the Loan and Security Agreement, which commenced October 31, 2006.

NET LOSS

We had a net loss of $1,130,717 for the fiscal year ended March 31, 2007, as compared to a net loss of $903,310 for the fiscal year ended March 31, 2006. The increase in net loss is primarily attributable to the decrease in gross margin as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of March 31, 2007 were $1,029,567, consisting primarily of accounts receivable. Total current liabilities of $1,708,503 consisted of accounts payable and the current portion of notes payable. As of March 31, 2007, we had negative working capital of $678,936. Our negative working capital includes $95,627 of deferred revenue. The ratio of current assets to current liabilities was 61% as of March 31, 2007.

Cash used in operating activities was $474,181 for the year ended March 31, 2007, as compared with $605,510, for the year ended March 31, 2007, reflecting the growth of our business, as indicated by our year-over-year revenue growth, albeit at a slower growth rate than in previous periods. In addition, the decrease in cash used in operating activities reflects a slowdown in the growth of the Company’s business, as compared to its growth in prior periods, resulting from decreased marketing expenditures necessitated by limitations in our working capital position. As stated above, the slower rate of revenue growth is in part the result of pricing pressures relating to certain merchant industry groups, and it is also the result of our working capital position, which has prevented us from making the necessary increases in expenditures for marketing and distribution to maintain adherence to our business plan in the face of more difficult market challenges resulting from external factors.

To alleviate the effects of our working capital deficit and negative cash flows from operations, and to enable us to rectify this situation while continuing to implement our business plan, the Company succeeded in securing financing on October 31, 2006, when we entered into a Loan and Security Agreement (the “Loan Agreement”) with RBL Capital Group, LLC (“RBL”). The Loan Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Each borrowing under this facility is to be repaid in 18 equal monthly installments, each of which includes amortization of the principal amount of the borrowing as calculated using the interest method. A tri-party agreement between Acies, RBL and Chase Alliance Partners, L.P. (an affiliate of Chase, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase Alliance Partners, L.P. forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated payments of 150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings generally bear interest at a fixed rate per annum of prime plus 8.90% (the initial interest rate is 17.15% per annum). Borrowings may not be drawn more than once every 60 days, and there is a limit on aggregate borrowings based on monthly residuals.

In addition, the Loan Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants with respect to liquidity, disposition of assets, liens, other indebtedness, investments, shareholder distributions, transactions with affiliates, officers’ compensation, and the transfer or sale of our merchant base, and that there are no significant changes in our business. In addition, should Acies sell more than 25% of its merchant accounts for which certain processing services are outsourced to Chase, that event would require that borrowings under the facility be repaid in full. Also, should Acies transfer the outsourcing of certain processing services for merchant accounts for which Chase currently provides such services to a different third-party, that event would require either an agreement between Acies, RBL and the third-party similar to the agreement currently in place between Acies, RBL and Chase, or that borrowings under the facility be repaid in full.

The Loan Agreement additionally provides for customary events of default with corresponding grace periods, including the failure to pay any principal or interest when due, failure to comply with covenants, material misrepresentations, certain bankruptcy, insolvency or receivership events, imposition of certain judgments and the liquidation or merger of Acies. Acies’ obligations under the Loan and Security Agreement are secured by substantially all of Acies’ assets, including future remittances relating to its portfolio of merchant accounts. Proceeds from loans under this facility will be used to fund general working capital needs, and to repay loans from officers of the Company.

Acies’ borrowings under this agreement during the fiscal year ended March 31, 2007 were as follows: $350,000 in October 2006, $30,000 in January 2007 and $80,000 in March 2007. At March 31, 2007, our aggregate remaining principal outstanding from these borrowings was $363,154, resulting in additional available borrowing capacity under this agreement of $1,636,846 as of March 31, 2007. Subsequent to March 31, 2007, the Company has made additional borrowings under the facility aggregating $410,000 (see Note 12 to the Consolidated Financial Statements - Subsequent Events). As of June 18, 2007, the total principal amount to be repaid with regard to this facility was $649,963 resulting in additional available borrowing capacity under the agreement of $1,350,037.

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

Cash Requirements

Our business is such that our revenues are generally recurring. Once we add a new account, which generally entails up-front expenditures, whether it be salaries for direct (i.e., Acies-employed) salespersons, or an investment in merchant terminal equipment, we typically receive revenue relating to that account for as long as the merchant is our customer. If we employ a strategy of utilizing Independent Sales Agents and organizations, who are not salaried and are paid on a performance-based basis, the up-front costs are even less.

Our strategy is flexible, whereby we attempt to employ funds that are available to us to profitably grow the business as rapidly as possible, albeit in a controlled fashion, with an eye toward maintaining customer service levels and minimizing risk in order to retain merchants and have a long-term revenue stream. Funding may be necessary to grow the business significantly, especially through direct sales channels which would require the addition of salaried employees. In the absence of such funding, we believe that we can continue to grow at modest levels, relying more heavily on the indirect (i.e., independent sales agent) channel.

Most of our expenses are variable and are a function of our revenue stream, while other expenses are of a more fixed nature, but are still controllable. Moreover, our fixed expenses which reflect the on-going cost of our infrastructure would not need to be increased significantly as our revenue base increases. We estimate that over the next twelve months, to maintain a minimal rate of growth, we would have corporate operating expenses on a cash basis, excluding our cost of revenues which is variable, of approximately $1,800,000. This would include our personnel costs, rent, professional fees, insurance, utilities and other office expenses. Even at a minimal revenue growth rate, assuming no improvement over historical margins, we believe that operating cash flow, augmented by additional drawdowns from our credit facility as necessary, would be sufficient to cover our expenditures, and enable us to grow our revenue base in accordance with our business plan.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

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

We believe the following critical accounting policy affects our more significant estimates and judgments used in the preparation of our financial statements:

Revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Substantially all of Acies’ revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered. When a merchant has a business transaction for processing (e.g., purchases of goods or services for which payments are accepted using credit or debit cards), the amount of the processing fees due from the merchant that is discounted from the transaction amount prior to the merchant receiving net proceeds is the amount that Acies recognizes as revenue.

Revenue is recognized on a gross basis (i.e., prior to deducting expenses paid to third parties for outsourced processing and settlement services), with such determination based on Acies’ review and interpretation of current accounting promulgations, including but not limited to Emerging Issues Task Force Consensus 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent” (“EITF 99-19”). We believe that most of the indicators of gross revenue reporting discussed in EITF 99-19 support our revenue recognition policy. Factors which were critical in our determination included, but were not limited to, the extent to which Acies has latitude in establishing price, credit risk and discretion in supplier selection.

Acies has very broad latitude in negotiating and setting the pricing paid by the merchants for electronic transactions, including all fees relating to merchants’ acceptance of credit and debit card payments. Pricing generally is unique to each merchant, and is principally based upon the merchant’s tailored needs, competitive pricing issues and a satisfactory profit margin for Acies. Although pricing varies by merchant, Acies’ costs relating to these transactions, paid to third-party processors and others to whom Acies outsources certain functions, are generally fixed and are based upon predetermined cost schedules which apply regardless of the pricing agreed to by the merchant. Acies control of pricing is critical to the determination of profitability as it relates to any given merchant.

Acies has credit risk relating to the revenue it recognizes. Should there be a problem with any given transaction, or with fraudulent conduct by any given merchant, Acies is not generally liable for the underlying value of a transaction (i.e., the amount paid by a consumer of a product or service paid for by credit or debit card). We are, however, generally liable for the transaction costs (as described above), even if we do not receive the revenue relating to the transaction.

Although Acies is generally not a formal party to a merchant agreement, we do have a choice of third-party processors and servicers to whom we may outsource certain on-going functions relating to any given merchant account and its related transactions. In most cases, we have the contractual authority with our third-party processors to switch a merchant account from one third-party processor to another, assuming that the merchant agrees to do so.

The above factors, along with Acies being the primary point of contact in the acquiring and on-going servicing of its merchants, as well as the full spectrum of services that Acies provides to its merchants, have led Acies to the judgment that gross revenue reporting is the most appropriate accounting treatment. In addition, we believe that based on our business model, our investors and other readers of our financial statements benefit greatly from this presentation as it exhibits the impact on profitability of the Company’s pricing policies.

Stock based Compensation. We adopted SFAS No.123R effective January 1, 2006, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109”, which became effective on April 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. Acies believes that this interpretation will have no impact on the Company or our financial statements.

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

ITEM 7. FINANCIAL STATEMENTS.

FINANCIAL STATEMENT INDEX

ACIES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Acies Corporation as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ AMPER, POLITZINER & MATTIA, P.C.

June 22, 2007
New York, New York

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Acies Corporation
New York, New York

We have audited the accompanying statements of operations, stockholders’ deficit and cash flows of Acies Corporation for the year ended March 31, 2006. These financial statements are the responsibility of Acies Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Acies Corporation operations and cash flows for the year ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

June 19, 2006

ACIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of March 31, 2007

ASSETS

Current Assets
Cash	$1,827
Accounts receivable	1,027,740
Total current assets	1,029,567

Other assets and deposits	52,275
Fixed assets, net of accumulated depreciation of $23,934	23,635
Merchant terminal equipment, net of accumulated depreciation of $108,168	127,584
Total Assets	$1,233,061

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Notes payable -current portion	$311,421
Accounts payable and accrued expenses	1,242,603
Deferred revenue	95,627
Merchant equipment deposits	18,810
Loan from officer	40,042
Total current liabilities	1,708,503

Long-term portion of Notes Payable	51,733
Deferred rent and other obligations	60,109
Total Liabilities	1,820,345

Commitment and contingencies

Shareholders’ Deficit
Common stock, $0.01 par value, 200,000,000 shares
authorized, 51,169,095 shares issued and outstanding	51,169
Additional paid in capital	4,808,582
Accumulated deficit	(5,447,035)
Total Shareholders’ Deficit	(587,284)
Total Liabilities and Shareholders’ Deficit	$1,233,061

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2007 and 2006

	2007	2006

Revenues	$11,823,326	$8,979,849
Cost of revenues	10,654,316	7,592,045
Gross margin	1,169,010	1,387,804

Corporate expenses:
Personnel expense	1,058,874	1,163,907
Professional fees	295,272	258,656
General, administrative and selling	400,239	584,635
Non-cash stock-based compensation	347,273	82,500
Rent	170,995	147,524
Warrants	-	28,463
Total corporate expenses	2,272,653	2,265,685

Operating loss	(1,103,643)	(877,881)

Other income (expense):
Loss on extinguishment of debt	-	(28,453)
Interest expense	(27,593)	(1,063)
Interest income	519	4,087
Total other income (expense)	(27,074)	(25,429)

Net Loss	($1,130,717)	($903,310)

Net loss per share - Basic and Diluted	($0.02)	($0.02)
Weighted average shares outstanding - Basic and Diluted	51,062,986	47,972,397

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
Years ended March 31, 2006 and 2007

	Common Stock		Additional Paid-in	Accumulated
	Stock	Par	Capital	Deficit	Total
Balance, March 31, 2005	48,055,207	$48,055	$4,003,560	($3,413,008)	$638,607
Settlement	(1,241,456)	(1,241)	(3,759)		(5,000)
Stock issued for cash in private sale	1,000,000	1,000	99,000		100,000
Stock issued for cash from Warrant exercise	1,100,000	1,100	92,400		93,500
Conversion of Note payable to stock previously issued as collateral			134,400		134,400
Restricted stock issued to officer	1,650,000	1,650	80,850		82,500
Modified warrant agreement			28,463		28,463
Net loss				(903,310)	(903,310)
Balance, March 31, 2006	50,563,751	$50,564	$4,434,914	($4,316,318)	$169,160

Stock based compensation-Restricted Stock	300,000	300	104,700	-	105,000

Stock-based compensation - options	-	-	242,273	-	242,273

Stock issued for services	305,344	305	26,695	-	27,000

Net Loss	-	-	-	(1,130,717)	(1,130,717)

Balance, March 31, 2007	51,169,095	$51,169	$4,808,582	($5,447,035)	($587,284)

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2007 and 2006

	Years Ended March 31
	2007	2006

CASH USED IN OPERATING ACTIVITIES
Net loss	($1,130,717)	($903,310)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock-based compensation	347,273	82,500
Stock issued for services	27,000	-
Warrant expense	—	28,463
Depreciation expense - fixed assets and merchant equipment	89,959	39,141
Loss on extinguishment of debt	-	28,453
Bad debt expense	-	5,407
Changes in assets and liabilities:
Accounts receivable	(101,093)	(493,772)
Other assets and deposits	4,851	(5,000)
Merchant equipment deposits		13,959
Deferred revenue	95,627	-
Other assets	(11,233)	-
Accounts payable	337,841	465,744
Other current liabilities	(133,689)	132,905
CASH USED IN OPERATING ACTIVITIES	(474,181)	(605,510)
CASH USED IN INVESTING ACTIVITIES:
Purchases of merchant terminal equipment	(46,569)	(189,183)
Purchases of fixed assets	(5,382)	(17,367)
CASH USED IN INVESTING ACTIVITIES	(51,951)	(206,550)

CASH FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	100,000
Proceeds from the exercise of warrants	—	93,500
Proceeds from notes payable	460,000	-
Repayment of notes payable	(96,845)
Proceeds from notes payable to officer	130,000
Repayment of notes payable to officer	(90,000)
Retirement of Common Stock	-	(5,000)
CASH FROM FINANCING ACTIVITIES	403,155	188,500

NET CHANGE IN CASH	(122,977)	(623,560)
Cash, beginning of the year	124,804	748,364
Cash, end of the year	$1,827	$124,804

Supplemental disclosures:
Cash paid for interest and debt-related fees	$27,593	$63
Cash paid for income taxes	-	-
Non-cash items:
Conversion of debt to stock	-	$134,400

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Acies Corporation (“Acies” or the “Company”), through its wholly owned subsidiary Acies, Inc., provides payment processing services to merchants across the United States. Acies' payment processing services enable merchants to process Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion, and Gift & Loyalty transactions. Acies also offers traditional and next-generation point-of-sale (POS) terminals, which enable merchants to utilize Acies' payment processing services.   Acies outsources certain processing services to various third parties, including Chase Paymentech, LLC.

Cash and Cash Equivalents. Acies considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Acies and Acies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates. In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Substantially all of Acies’ revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered. Revenue is deferred and recorded over the required service period if all revenue criteria have not been met when the fee is received. When a merchant has a business transaction for processing (e.g., purchases of goods or services for which payments are accepted using credit or debit cards), the amount that is discounted from the transaction amount prior to the merchant receiving net proceeds is the amount that Acies recognizes as revenue. Revenue is recognized on a gross basis (i.e., prior to deducting expenses paid to third parties for outsourced processing and settlement services), with such determination based on Acies’ review and interpretation of current accounting promulgations, including but not limited to Emerging Issues Task Force Memorandum 99-19 “Reporting Revenue Gross as Principal versus Net as an Agent” (“EITF 99-19”). The indicators of gross revenue reporting which led to our determination included, but were not limited to, the extent to which Acies has latitude in establishing price, our credit risk and our discretion in supplier selection.

Any revenue relating to services to be performed in the future is deferred and recognized on a straight-line basis over the period during which the services will be performed.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. Bad debt expense was $0 and $5,407 for the fiscal years 2007 and 2006, respectively.

Long-lived Assets. At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Stock Based Compensation. We adopted SFAS No. 123R, “Accounting for Stock-Based Compensation” effective January 1, 2006, which requires that share−based payments be reflected as an expense based upon the grant−date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black−Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations. Prior to January 1, 2006, we applied the intrinsic value method of accounting for all stock-based compensation in accordance with APB No. 25 and related interpretations.

For restricted stock awards, the Company values the stock based on the closing price of our common stock on the date of the award, and recognizes the expense over the vesting period of the restricted stock on a straight-line basis.

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

Net Loss per Share. Acies calculates basic net loss per share in accordance with Financial Accounting Standards Statement 128, which is based on the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the if-converted method. Acies’ calculation of diluted net loss per share excludes potential common shares as of March 31, 2007 and 2006 as the effect would be anti-dilutive.

Risks from Concentrations. The majority of our merchants’ transactions are processed by two third-party processors, which merged in 2006. The Company therefore has a risk of our processors significantly increasing our costs of outsourcing the services provided. The Company, however, believes that there are alternative processing relationships available should this occur.

Fair value of financial instruments. The carrying value of the accounts receivable, accounts payable and accrued expenses and notes payable approximate their respective fair values due to the their short maturities.

Recently issued accounting pronouncements. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109, which will become effective on April 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. Acies believes that this interpretation will have no impact on the Company or our financial statements.

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

NOTE 2 - FIXED ASSETS

Property and office equipment consisted of the following at March 31, 2007:

Description	Life	Amount
Computer Equipment	3 years	$23,811
Office Furniture	7 years	15,614
Equipment	5 years	8,144
		47,569
Less: accumulated depreciation		(23,934)
		$23,635

Depreciation expense on fixed assets totaled $12,262 and $8,430 in fiscal 2007 and 2006, respectively. These amounts were determined using the straight-line depreciation method over the estimated useful life of the assets as noted above, as measured from the dates of acquisition.

NOTE 3- MERCHANT TERMINAL EQUIPMENT

As a sales promotion campaign, Acies at times places point of sale equipment at merchant locations as an inducement to generate revenue from processing services. When this occurs, Acies owns the equipment and often receives a deposit thereon from the merchant. Should the merchant cease to be a customer, the equipment is returned to Acies for redeployment to a different merchant location, and the deposit is returned to the merchant. This equipment consisted of the following at March 31, 2007:

Description	Life	Amount
Merchant terminal equipment	3 years	$235,752
Less: accumulated depreciation		(108,168)
		$127,584

 Depreciation expense on terminal equipment totaled $77,697 and $30,471 in fiscal 2007 and 2006, respectively. These amounts were determined using the straight-line depreciation method over the estimated useful life of the assets as noted above, as measured from the dates of acquisition.

NOTE 4 - NOTE PAYABLE

On October 31, 2006, Acies entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”). The Loan and Security Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Each borrowing under this facility is to be repaid in 18 equal monthly installments, each of which includes amortization of the principal amount of the borrowing as calculated using the interest method. A tri-party agreement between Acies, RBL and Chase Alliance Partners, L.P. (“Chase”, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated  payments of  150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings generally bear interest at a fixed rate per annum of prime plus 8.90% (the interest rate for all drawdowns during the year ended March 31, 2007 is 17.15% per annum). Borrowings may not be drawn more than once every 60 days, and there is a limit on aggregate borrowings based on monthly residuals.

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

Acies’ borrowings under this agreement during the fiscal year ended March 31, 2007 were as follows: $350,000 in October 2006, $30,000 in January 2007 and $80,000 in March 2007. At March 31, 2007, our aggregate remaining principal outstanding from these borrowings was $363,154, resulting in additional available borrowing capacity under this agreement of $1,636,846 as of March 31, 2007. Subsequent to March 31, 2007, the Company has made additional borrowings under the facility aggregating $410,000 (see Note 12 - Subsequent Events).

The principal repayment schedule for notes payable as of March 31, 2007 is as follows:

Year Ending March 31:
2008	$311,400
2009	51,750

NOTE 5 - STOCK OPTIONS AND WARRANTS

Acies does not currently have an equity compensation plan in place. We have, however, issued options which have not been approved by our shareholders.

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

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation, which is included in stock-based compensation expense, on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair value. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, compensation cost was recorded only if the market price of the underlying stock on the grant date exceeded the exercise price. As permitted by SFAS 123, the Company elected the disclosure only requirements of SFAS 123. The fair-value based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R.

The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if Acies had adopted the fair value based method of accounting for stock-based compensations under the provisions of SFAS 123R at the beginning of the year ended March 31, 2006:

Year Ended March 31, 2006

Net loss as reported	$(903,310)
Add: Stock-based compensation - intrinsic value	-
Less: Compensation determined under fair value - based method	(212,425)

Pro forma net loss	$(1,115,735)

Basic and diluted net loss per common share:
As reported	$(0.02)

Pro forma	$(0.02)

During the year ended March 31, 2007, Acies granted 1,925,000 options, of which 125,000 have subsequently been forfeited, to employees to purchase common stock, which vest every quarter over a period of three years, with an exercise price of $0.25 and expire 5 years from the date of grant. As of March 31, 2007, 600,000 of these options were vested. The Company used the Black-Scholes model to fair value the options granted during the year ended March 31, 2007. No other options were granted during the year ended March 31, 2007.

During the years ended March 31, 2007 and 2006, the Company recognized stock-based compensation expense (related both to options and to restricted stock awards) in the amount of $347,273 and $82,500, respectively. Unrecognized compensation expense on the non-vested portion of the options and restricted stock was approximately $125,000, which is expected to be expensed over a weighted average period of 1.5 years.

The fair value of each stock option and warrant award was determined as of the date of grant using the Black−Scholes option−pricing model with the following assumptions in each of the years ended March 31:

	2007	2006
Expected volatility	217%	200% - 305%
Expected term (years)	5	1 - 5
Risk-free interest rate	4.99% - 5.01%	2.00% - 5.00%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.08	$0.08 - $0.22

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based upon the expected term the option is to be held, which in most cases is the full term of the option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The expected forfeiture rate of 0% is based on the small population of option holders. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at March 31, 2006	3,791,637	$0.94	8,310,000	$0.27

Year ended March 31, 2007:
Granted	1,925,000	0.25	-	-
Forfeited	(586,456)	0.84	-	-
Outstanding at March 31, 2007	5,130,181	$0.74	8,310,000	$0.27

Options outstanding and exercisable as of March 31, 2007:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,307,281	2 years	2,115,008
$1.00	1,022,900	3 years	1,010,400
$0.25	1,800,000	4 years	600,000
	5,130,181		3,725,408

Options outstanding as of March 31, 2007 have a $0 intrinsic value.

Warrants outstanding and exercisable as of March 31, 2007:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	3 years	7,590,000
$0.50	720,000	3 years	720,000
	8,310,000		8,310,000

There were no warrants issued during the year ended March 31, 2007.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Acies’ current office is located in New York, New York. On June 4, 2004 Acies entered into a 7 year lease agreement. The agreement has scheduled rental increases that are expensed on a straight line basis. A deferred rental obligation in the amount of $60,109 is recorded in Deferred Rent and Other Obligations. Rent expense was $170,995 and $147,524 for fiscal 2007 and 2006, respectively.

Future minimum lease payments consist of the following:

Fiscal 2008	$162,000
Fiscal 2009	187,000
Fiscal 2010	191,000
Fiscal 2011	195,000
Fiscal 2012	116,000

NOTE 7 - COMMON STOCK

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

Effective February 1, 2006, Acies awarded 1,650,000 shares of restricted common stock valued at $165,000, to its chief financial officer, Jeffrey A. Tischler. All of the shares are unregistered, 825,000 shares vested as of February 1, 2006, and the remaining 825,000 shares vested as of February 1, 2007.

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

Pursuant to a service agreement with a third party retained to perform investor relations services, from April 2006 to December 2006, Acies issued a total of 305,344 shares of restricted common stock with an aggregate value of $27,000. These amounts are included in general, administrative and selling expenses on the statement of operations for the year ended March 31, 2007. Effective December 2006, the Company terminated our relationship with this investor relations service.

In May 2006, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vest one year from the grant date, assuming the individual remains a director of Acies. The market value on the date of issuance was $27,000, to be expensed ratably over the vesting period. Through March 31, 2007, $22,500 has been expensed in connection with these shares. For the year ended March 31, 2007, the Company recognized a total of $105,000 of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the current and previous periods. Unrecognized compensation expense on the non-vested portion of the restricted stock was approximately $4,500, which is expected to be expensed in the quarter ending June 30, 2007.

NOTE 8 - LOSS PER SHARE

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	For the years ended
	March 31, 2007	March 31, 2006
Basic and diluted:
Net loss	($1,130,717)	($903,310)
Weighted average common shares outstanding	51,062,986	47,972,397
Net loss per common share	($0.02)	($0.02)

Stock options in the amount of 5,130,181 and 3,791,637 and warrants in the amount of 8,310,000 and 8,310,000 were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti−dilutive as a result of net losses for the years ended March 31, 2007 and 2006, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2007, the Company purchased equipment from ViVOtech Inc. aggregating $22,946. Jeffrey D. Klores, a Director of the Company, is Vice President of Sales for ViVOtech Inc.

In October 2006, Acies borrowed a total of $90,000 from an officer pursuant to Promissory Notes under which interest would accrue at 8% per annum. The principal was repaid in full on November 2, 2006, and interest of less than $1,000 was forgiven. In addition, in March 2007 Acies borrowed $40,000 from an officer with interest at 9.5% per annum, which was repaid on April 3, 2007 with accrued interest of less than $100.

Miron Guilliadov, a former executive of the Company who currently owns more than 5% of our outstanding common stock, is principal of MegaM LLC, which is an independent sales organization for the Company. During the year ended March 31, 2007, the Company paid to MegaM LLC $39,946 in residual commissions.

NOTE 10 - EXTINGUISHMENT OF DEBT

Pursuant to an agreement dated November 17, 2004 with M&A Capital Advisers (“M&A”), 700,000 shares of Acies common stock were held by M&A as collateral for a note in the amount of $100,000. Under the terms of the agreement, as of May 31, 2005, Acies converted the note payable into the Acies common stock which had been held as collateral, which was valued at $134,400 at the time of the conversion. After accounting for the principal and accrued interest repayment, the remaining amount of $28,453 was charged to loss on extinguishment of debt in fiscal 2006.

NOTE 11 - INCOME TAXES

Acies uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception, Acies has incurred net losses and, therefore, has no tax liability. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainty regarding the realization of the assets. The cumulative net operating loss carry-forward is approximately $3,046,000 at March 31, 2007, and will expire in the years 2023 through 2027. The net operating loss carryforwards may not be available to offset future taxable income of Acies due to statutory limitations based on changes of ownership and other statutory restrictions.

At March 31, 2007, deferred tax assets consisted of the following:

Deferred rent	$27,000
Deferred revenue	43,000
Stock-based compensation	119,100
Net operating losses	1,370,900
$1,560,000
Valuation allowance	(1,560,000)
Net deferred tax asset	$-

NOTE 12 - SUBSEQUENT EVENTS

In April and May 2007, Acies had additional borrowings under its Loan and Security Agreement aggregating $410,000, bringing the total principal amount to be repaid under the facility to $649,963 as of June 18, 2007.

In March 2007 Acies borrowed $40,000 from an officer with interest at 9.5% per annum, which was repaid on April 3, 2007 with accrued interest of less than $100.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Company’s 8-KA filing dated December 21, 2006, the Audit Committee of our Board of Directors elected to dismiss our former principal independent accountants, Malone and Bailey PC, and replace that firm with our current principal independent accountants, Amper Politziner and Mattia PC. There were no disagreements, as defined in Item 304(b) of Regulation S-B, between the Company and our former principal independent accountants.

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

For the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, as of March 31, 2007 and for the period ended thereon, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this report has been made known to them in a timely fashion.

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

Our executive officers, managers and directors are as follows:

Name	Age	Position
Oleg Firer	29	Chairman of the Board of Directors, President and Chief Executive Officer, and Secretary
Jeffrey A. Tischler	51	Executive Vice President and Chief Financial Officer, Treasurer, and Director
Michael H. Steeneck	55	Senior Vice President - Sales and Marketing
Yakov Shimon	36	Vice President - Technology and Data Management
Jeffrey D. Klores	48	Director
William B.G. Scigliano	42	Director
Bonnie K. Wachtel	52	Director

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

JEFFREY A. TISCHLER, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, AND DIRECTOR - Jeffrey A. Tischler joined Acies as its Chief Financial Officer on May 6, 2005, and was elected Executive Vice President and Chief Financial Officer, Treasurer and Director, in May 2006. Prior to joining Acies, Mr. Tischler was Vice President of Asta Funding, Inc. (NASDAQ:ASFI), a consumer receivables asset management company, where his responsibilities included involvement in operational and financial functions ranging from strategic planning to strengthening the company's infrastructure. From 1993 to 2000, Mr. Tischler was Executive Vice President and Chief Financial Officer of LandAmerica Financial Group, Inc. (NYSE:LFG), including serving as Executive Vice President and Chief Financial and Administrative Officer of LandAmerica's acquired predecessors, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company. From 1980 to 1993, Mr. Tischler was with Reliance Group Holdings, Inc., where he held the position of Vice President of Financial Planning and Analysis. A certified public accountant, Mr. Tischler was a senior accountant with KPMG Peat Marwick from 1978 to 1980. Mr. Tischler received an M.B.A. degree in Finance and Accounting from the University of Rochester's Simon School of Business in 1978, and a B.A. in Economics from the University of Rochester in 1977. Mr. Tischler is also an independent Director, and Chairman of the Audit Committee, of Ivivi Technologies, Inc. (ASE:II), a medical technology company specializing in electroceutical therapeutic technologies.

MICHAEL H. STEENECK, SENIOR VICE PRESIDENT - SALES AND MARKETING - Michael H. Steeneck joined Acies in February 2007. Prior to joining Acies, Mr. Steeneck was President of Sales and Business Development for AMI Merchant Solutions (an affiliate of AdvanceMe, Inc.) from 2004 to 2006, where he was responsible for building the sales organization for this newly-formed business. Mr. Steeneck was previously Senior Vice President of Sales with Cornerstone Payment Systems, and from 1991 through 2003 he was with First Data Corporation, where he most recently held the position of Senior Vice President of Sales and Acquisitions.

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

COMPLIANCE WITH SECTION 16(a), BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on our review of copies of all disclosure reports filed by our directors and executive officers pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, a number of Forms 3, 4, and 5 were not timely filed. They are as follows:

•	A Form 4 was filed by Harrison Fisher on May 23, 2006, reporting the grant of 100,000 shares and 100,000 options on May 8, 2006.

•	A Form 3 was filed by Harrison Fisher on May 23, 2006, reporting his appointment as Senior Vice President - Sales and Marketing on May 8, 2006.

•	A Form 4 was filed by Miron Guilliadov on June 1, 2006, reporting the grant of 300,000 options on May 3, 2006.

•	A Form 4 was filed by Bonnie K. Wachtel on June 1, 2006, reporting the grant of 100,000 shares on May 24, 2006.

•	A Form 4 was filed by Yakov Shimon on June 1, 2006, reporting the grant of 300,000 options on May 3, 2006.

•	A Form 4 was filed by Oleg Firer on June 1, 2006, reporting the grant of 1,000,000 options on May 3, 2006.

•	A Form 4 was filed by Jeffrey A. Tischler on June 1, 2006, reporting the grant of 500,000 options on May 3, 2006.

•	A Form 4 was filed by Jeffrey Klores on June 2, 2006, reporting the grant of 100,000 shares on May 3, 2006.

•	A Form 3 was filed by William Scigliano on June 6, 2006, reporting his appointment as Director on May 24, 2006.

•	A Form 4 was filed by William Scigliano on June 6, 2006, reporting the grant of 100,000 shares on May 24, 2006.

•	A Form 4 was filed by Miron Guilliadov on July 28, 2006, reporting the sale of 140,589 shares on July 25, 2006.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($) (1)	Option awards ($) (2)	All other compensation ($) (3)	Total ($)
Oleg Firer, President and CEO	2007	$211,433	-	-	$90,898	$15,720	$318,051
Jeffrey A. Tischler, EVP and CFO	2007	$176,942	-	$68,750	$73,851	$5,000	$324,543
Yakov Shimon, Vice President	2007	$118,333	-	-	$24,109	$4,850	$142,922

(1) See Note 7 to the Consolidated Financial Statements, “Common Stock”, for basis of calculation.

(2) See Note 5 to the Consolidated Financial Statements, “Stock Options and Warrants”, for basis of calculation.

(3) Other compensation for all named employees consists of premium payments for life insurance policies pursuant to employment agreements. Such payments for Mr. Shimon ceased in July 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option and Warrant Awards
Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable		Option or Warrant Exercise Price ($)	Option or Warrant Expiration Date
Oleg Firer	1,692,006	(1)	153,819	(1)	$1.00	07/01/09
	333,333	(5)	666,667	(5)	$0.25	05/03/11
Jeffrey A. Tischler	922,900	(2)	-		$1.00	05/09/10
	720,000	(3)	-		$0.50	05/09/10
	166,667	(5)	333,333	(5)	$0.25	05/03/11
Yakov Shimon	423,001	(1)	38,455	(1)	$1.00	07/01/09
	100,000	(5)	200,000	(5)	$0.25	05/03/11
Jeffrey D. Klores	87,500	(4)	12,500	(4)	$1.00	09/14/10

(1) Options granted July 1, 2004, vesting ratably each quarter over a three-year period ending June 30, 2007.

(2) Options granted May 9, 2005, vesting ratably each quarter over a two-year period ended March 31, 2007.

(3) Warrants granted May 9, 2005, vesting ratably each six months over a one-year period ended March 31, 2006.

(4) Options granted September 14, 2005, vesting ratably each quarter over a two-year period ending June 30, 2007.

(5) Options granted May 3, 2006, vesting ratably each quarter over a three-year period ending March 31, 2009.

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

Mr. Firer’s 2006 employment agreement provides for a base salary of $215,000 on an annualized basis, subject to periodic adjustments. Mr. Firer is eligible to earn periodic incentive bonuses, based upon the achievement of milestones and objectives established by our Board of Directors or Compensation Committee. For each fiscal year covered by the agreement, Mr. Firer has been and will be eligible to earn quarterly incentive bonus payments in the aggregate annual maximum amount of up to 70% of his base salary based upon the achievement of milestones and objectives established by our Board of Directors relating to revenue growth, net income, and cash flow from operations. Under the employment agreement, Mr. Firer also is eligible to earn annual discretionary bonuses. No such bonuses were earned based on fiscal 2007 performance.

On July 1, 2004, we entered into a one-year employment contract with Yakov Shimon to serve as our Vice President of Merchant Operations, which automatically renews for one-year periods unless terminated by either Acies or Mr. Shimon. The employment contract renewed effective July 1, 2005, July 1, 2006 and July 1, 2007, and is now for Mr. Shimon to serve as our Vice President - Technology and Data Management, for which he currently receives a base salary of $130,000 per year. Mr. Shimon is also entitled to receive annual performance based bonuses based on certain performance factors; no such bonus was received for fiscal 2007. In addition, under his employment agreement, Mr. Shimon received stock options that vest over a three-year period to purchase 461,456 shares of our common stock at an exercise price of $1.00 per share, which stock option obligation we assumed in connection with closing the Exchange Agreement we entered into with Atlantic Synergy, Inc. dated as of July 2, 2004.

On May 5, 2006, we entered into an employment agreement with Mr. Tischler. The terms of Mr. Tischler’s employment agreement supersede the terms of his employment offer letter dated May 4, 2005. In connection with such offer letter, in May 2005 Mr. Tischler was granted stock options to purchase 922,900 shares of our common stock at an exercise price of $1.00 per share, which options vest ratably on a quarterly basis over a 2 year period from the date of grant and expire on July 1, 2009, and warrants to purchase 720,000 shares of our common stock at an exercise price of $0.50 per share, which warrants vest ratably on a semi-annual basis over a 1 year period from the date of grant and expire on May 9, 2010 (the “ 2005 Grant”).

Mr. Tischler’s employment agreement provides for a base salary of $180,000 on an annualized basis, subject to periodic adjustments. Mr. Tischler is eligible to earn periodic incentive bonuses, based upon the achievement of milestones and objectives established by our Board of Directors or Compensation Committee. For the fiscal year ending March 31, 2007, Mr. Tischler was eligible to earn quarterly incentive bonus payments in the aggregate annual maximum amount of up to 50% of his base salary based upon the achievement of milestones and objectives established by our Board of Directors relating to revenue growth, net income, and cash flow from operations. Under the employment agreement, Mr. Tischler also is eligible to earn annual discretionary bonuses. No such bonuses were earned based on fiscal 2007 performance. Mr. Tischler’s employment agreement renewed for a one-year period effective May 2007, with the same terms as described above..

COMPENSATION OF DIRECTORS

Members of our Board of Directors do not receive cash compensation for their services as Directors, although Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. Directors do receive stock compensation for services. In 2006, Mr. Klores received 100,000 options to purchase common stock at $1.00 per share. For serving in fiscal 2007, our independent directors each received 100,000 shares of restricted stock.

Name	Stock awards ($) (1)	Option awards ($) (2)	Total ($)
Jeffrey D. Klores	$7,500	$4,068	$11,568
William B.G. Scigliano	$7,500	-	-
Bonnie K. Wachtel	$7,500	-	-

(1) See Note 7 to the Consolidated Financial Statements, “Common Stock”, for basis of calculation.

(2) See Note 5 to the Consolidated Financial Statements, :Stock Options and Warrants”, for basis of calculation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table identifies as of June 18, 2007 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of the common stock of the Company, and the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,

•	our executive officers,

•	our directors and executive officers as a group, without naming them, and

•	persons or groups known by us to own beneficially 5% or more of our common stock.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person or other entity is deemed to be the beneficial owner of securities that can be acquired by that owner within 60 days from June 18, 2007 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by that owner, but not those held by any other owner, and which are exercisable within 60 days of June 18, 2007 have been exercised and converted.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock(1)

Oleg Firer 14 Wall St., Suite 1620 New York, NY 10005	11,440,523	(2)	21.41%

Yakov Shimon 14 Wall St., Suite 1620 New York, NY 10005	9,747,087	(3)	18.83%

Jeffrey A. Tischler 14 Wall St., Suite 1620 New York, NY 10005	3,616,596	(4)	6.81%

Bonnie K. Wachtel 14 Wall St., Suite 1620 New York, NY 10005	600,000		1.17%

Jeffrey D. Klores 14 Wall St., Suite 1620 New York, NY 10005	201,000		*

William B.G. Scigliano 14 Wall St., Suite 1620 New York, NY 10005	100,000		*

All Officers and Directors As a Group (7 persons)	25,705,206		45.83%

Miron Guilliadov 4050 Nostrand Ave, Apt 3F Brooklyn, NY 11235	7,418,452	(5)	14.50%

Bristol Investment Fund, Ltd. 10990 Wilshire Blvd., Suite 1410 Los Angeles, CA 90024	3,817,000	(6)	7.13%

*	Less than 1%

(1)
Based on 51,169,095 shares of common stock outstanding as of June 18, 2007, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(2)
Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 228,121 shares of common stock issued on July 2, 2004 which are held indirectly by entities jointly owned by Oleg Firer, Yakov Shimon and Miron Guilliadov; (iii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; (iv) 4,000 shares of common stock purchased on the open market on October 5, 2004 at a price of $0.25 per share; (v) 5,200 shares of common stock purchased on the open market on February 25, 2005 at a price of $0.19 per share; (vi) 8,200 shares of common stock purchased on the open market on May 11, 2005 at a price of $0.095 per share; (vii) options issued on July 1, 2004 to purchase 1,845,825 shares of common stock which will have vested as of June 30, 2007 at a price of $1.00 per share; and (viii) options issued on May 3, 2006 to purchase 416,667 shares of common stock which will have vested as of June 30, 2007 at a price of $0.25 per share.

(3)
Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 228,121 shares of common stock issued on July 2, 2004 which are held indirectly by entities jointly owned by Oleg Firer, Yakov Shimon and Miron Guilliadov; (iii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; (iv) options issued on July 1, 2004 to purchase 461,456 shares of common stock which will have vested as of June 30, 2007 at a price of $1.00 per share, and (v) options issued on May 3, 2006 to purchase 125,000 shares of common stock which will have vested as of June 30, 2007 at a price of $0.25 per share.

(4)
Includes : (i) 1,650,000 shares of restricted common stock awarded on February 1, 2006, pursuant to a Restricted Stock Agreement; (ii) Warrants issued on May 9, 2005 to purchase 720,000 shares of common stock at $0.50 per share; and (iii) options issued on May 9, 2005 to purchase 1,038,263 shares of common stock which will have vested as of June 30, 2007 at a price of $1.00 per share and (v) options issued on May 3, 2006 to purchase 208,333 shares of common stock which will have vested as of June 30, 2007 at a price of $0.25 per share.

(5)
Includes: (i) 7,190,331 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; and (ii) 228,121 shares of common stock issued on July 2, 2004 which are held indirectly by entities jointly owned by Oleg Firer, Yakov Shimon and Miron Guilliadov.

(6)
Includes: (i) 1,417,000 shares of common stock; and (ii) 2,400,000 shares of common stock upon exercise of warrants at an exercise price of $0.25 per share, each of which were issued pursuant to the February 2005 private placement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended March 31, 2007, the Company purchased equipment from ViVOtech Inc. aggregating of $22,947. Jeffrey D. Klores, a Director of the Company, is Vice President of Sales for ViVOtech Inc.

Miron Guilliadov, a former executive of the Company who currently owns more than 5% of our outstanding common stock, is principal of MegaM LLC, which is an independent sales organization for the Company. During the year ended March 31, 2007, the Company paid to MegaM LLC $39,946 in residual commissions.

In October 2006, Acies borrowed a total of $90,000 from Jeffrey A. Tischler pursuant to Promissory Notes under which interest would accrue at 8% per annum. The principal was repaid in full on November 2, 2006, and interest of less than $1,000 was forgiven. In addition, in March 2007 Acies borrowed $40,000 from Mr. Tischler with interest at 9.5% per annum, which was repaid on April 3, 2007 with accrued interest of less than $100.

All of our independent directors, Mr. Klores, Mr. Scigliano and Ms. Wachtel, qualify as being independent pursuant to the rules and regulations of NASDAQ.

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

10.4
Form of Subscription Agreement by and between Atlantic Synergy, Inc. and the purchasers identified on the signature pages thereto dated as of September 2, 2004 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 4, 2005).

10.5
Investor Relations Agreement by and between Acies, Inc. and Investor Relations Network dated as of December 3, 2004 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 4, 2005).

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

10.9
Employment Agreement by and between the Company and Yakov Shimon dated as of July 1, 2004 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 4, 2005).

10.10
Employment Agreement by and between the Company and Miron Guilliadov dated as of July 1, 2004 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 4, 2005).

10.11
Form of Subscription Agreement by and between GM Merchant Solutions, Inc. and the purchasers identified on the signature pages thereto dated as of June 2, 2004 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 4, 2005).

10.12
Employment Agreement by and between the Company and Jeffrey A. Tischler dated as of May 5, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006).

10.13
Loan and Security Agreement by and between the Company and RBL Capital Group, LLC, dated October 31, 2006, providing a Term Loan Facility with a maximum borrowing of $2,000,000.00 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 6, 2006).

14.1	Company Code of Ethics.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered during fiscal 2007 and 2006:

FEE CATEGORY	FISCAL 2007	FISCAL 2006
Audit Fees	$92,550	$49,890
Audit-Related Fees	2,310	-
Tax Fees	-	3,240
All Other Fees	3,815	1,225
Total Fees	$98,675	$54,355

Audit Fees. Consists of fees billed for professional services rendered by Amper Politziner & Mattia PC for the audit of the Company’s consolidated financial statements for the year ended March 31, 2007 and the review of the interim consolidated financial statements included in the quarterly report for the periods ended December 31, 2006, and for professional services rendered by Malone & Bailey PC for the audit of the Company’s consolidated financial statements for the year ended March 31, 2006 and the reviews of the interim consolidated financial statements included in the quarterly reports for the periods ended September 30, 2006, June 30, 2006, December 31, 2005, September 30, 2005 and June 30, 2005.

Audit-Related Fees. Consists of fees billed for professional services rendered by Malone & Bailey PC in assisting the Company with the transition to new auditors in fiscal 2007.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees billed for professional services rendered in assisting the Company in its response to comments from the Securities and Exchange Commission with regard to the Company’s Form 10-KSB for the fiscal year ended March 31, 2005.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACIES CORPORATION

Date: June 25, 2007	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer

Date: June 25, 2007	By:	/s/ Jeffrey A. Tischler
Jeffrey A. Tischler
Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ Oleg Firer	Chairman of the Board, and Chief Executive Officer	June 25, 2007
Oleg Firer

By: /s/ Jeffrey A. Tischler	Executive Vice President and Chief Financial Officer, and Director	June 25, 2007
Jeffrey A. Tischler

By: /s/ Jeffrey D. Klores	Director	June 25, 2007
Jeffrey D. Klores

By: /s/ Bonnie K. Wachtel	Director	June 25, 2007
Bonnie K. Wachtel

By: /s/ William B. Scigliano	Director	June 25, 2007
William B. Scigliano