Form 10QSB
period 2007-06-30
ACIES CORP
filed 2007-08-10
CIK 1138462

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 6, 2007 , the issuer had 51,169,095 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒

ACIES CORPORATION

JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007	March 31, 2007
Current Assets	(Unaudited)	(1)
Cash	$1,129	$1,827
Accounts receivable	1,186,217	1,027,740
Total current assets	1,187,346	1,029,567

Other assets and deposits	56,654	52,275
Fixed assets, net of accumulated depreciation of $27,048 and $23,934, respectively	20,990	23,635
Merchant terminal equipment, net of accumulated depreciation
of $128,379 and $108,168, respectively	107,373	127,584
Total Assets	$1,372,363	$1,233,061

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Notes Payable - current portion	$551,069	$311,421
Accounts payable and accrued expenses	1,352,963	1,242,603
Deferred revenue	63,751	95,627
Merchant equipment deposits	18,810	18,810
Loan from officer	0	40,042
Total current liabilities	1,986,593	1,708,503

Notes Payable - long term portion	98,812	51,733
Deferred rent and other obligations	73,805	60,109

Total Liabilities	2,159,210	1,820,345

Commitment and contingencies

Shareholders' Deficit
Common stock, $0.01 par value, 200,000,000 shares
authorized, 51,169,095 shares issued and outstanding at June 30, 2007 and March 31, 2007	51,169	51,169
Additional paid in capital	4,846,312	4,808,582

Accumulated deficit	(5,684,328)	(5,447,035)
Total Shareholders' Deficit	(786,847)	(587,284)
Total Liabilities and Shareholders' Deficit	$1,372,363	$1,233,061

(1) Derived from Audited Consolidated Financial Statements for the year ended March 31, 2007.

The accompanying notes are an integral part of these consolidated financials statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,
	2007	2006

Revenues	$3,373,139	$3,013,179
Cost of revenues	2,998,488	2,613,404
Gross margin	374,651	399,775

General, administrative and selling	580,134	487,772
Operating Loss	(205,483)	(87,997)

Interest expense	(31,810)	-

Net Loss	($237,293)	($87,997)

Basic and diluted net loss per share	($0.00)	($0.00)
Weighted average shares outstanding	51,169,095	50,819,832

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Three Months Ended June 30, 2007
(Unaudited)

	Common Stock
	Stock	Par	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2007	51,169,095	$51,169	$4,808,582	($5,447,035)	($587,284)

Stock-based Compensation - Restricted Stock	-	-	4,500	-	4,500

Stock-based Compensation - Options	-	-	33,230	-	33,230

Net Loss	-	-	-	($237,293)	($237,293)

Balance, June 30, 2007	51,169,095	$51,169	$4,846,312	($5,684,328)	($786,847)

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2007 and 2006
(Unaudited)
	Three Months Ended June 30
	2007	2006

CASH USED IN OPERATING ACTIVITIES
Net loss	($237,293)	($87,997)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	37,730	13,760
Stock issued for services	-	9,000
Depreciation expense - fixed assets and merchant equipment	23,326	21,280
Changes in assets and liabilities:
Accounts receivable	(158,477)	(115,165)
Other assets and deposits	(4,379)	(3,508)
Merchant equipment deposits	-	4,257
Deferred revenue	(31,876)	-
Accounts payable and accrued expenses	124,056	98,390

CASH USED IN OPERATING ACTIVITIES	(246,913)	(59,983)

CASH USED IN INVESTING ACTIVITIES:
Purchases of merchant terminal equipment	-	(35,928)
Purchases of fixed assets	(470)	-
CASH USED IN INVESTING ACTIVITIES	(470)	(35,928)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	410,000	-
Repayment of notes payable	(123,273)	-
Repayment of notes payable to officer	(40,042)	-
CASH FROM FINANCING ACTIVITIES	246,685	-

NET CHANGE IN CASH	(698)	(95,911)
Cash, beginning of period	1,827	124,804
Cash, end of period	$1,129	$28,893

Supplemental disclosures:
Cash paid for interest and debt-related fees	$31,810	-

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Acies Corporation ("Acies" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies' Annual Report filed with the SEC on Form 10-KSB for the year ended March 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2007 as reported in the 10-KSB have been omitted. Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Summary of Significant Accounting Policies

The accounting policies of the Company are contained in the March 31, 2007 Form 10-KSB. The following are the more significant polices.

Revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Substantially all of Acies’ revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered. Revenue is deferred and recorded over the required service period if all revenue criteria have not been met when the fee is received. When a merchant has a business transaction for processing (e.g., purchases of goods or services for which payments are accepted using credit or debit cards), the amount that is discounted from the transaction amount prior to the merchant receiving net proceeds is the amount that Acies recognizes as revenue. Revenue is recognized on a gross basis (i.e., prior to deducting expenses paid to third parties for outsourced processing and settlement services), with such determination based on Acies’ review and interpretation of current accounting promulgations, including but not limited to Emerging Issues Task Force Memorandum 99-19 “Reporting Revenue Gross as Principal versus Net as an Agent” (“EITF 99-19”). The indicators of gross revenue reporting which led to our determination included, but were not limited to, the extent to which Acies has latitude in establishing price, our credit risk and our discretion in supplier selection. Any revenue relating to services to be performed in the future is deferred and recognized on a straight−line basis over the period during which the services will be performed.

Income Taxes

Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at June 30, 2007, and no affect on the effective rate

Use of estimates. In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - NOTE PAYABLE

On October 31, 2006, Acies entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”). The Loan and Security Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Each borrowing under this facility is to be repaid in 18 equal monthly installments, each of which includes amortization of the principal amount of the borrowing as calculated using the interest method. A tri-party agreement between Acies, RBL and Chase Alliance Partners, LLC (“Chase”, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated  payments of  150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings generally bear interest at a fixed rate per annum of prime plus 8.90% (the interest rate for all drawdowns to date is 17.15% per annum). Borrowings may not be drawn more than once every 60 days, and there is a limit on aggregate borrowings based on monthly residuals.

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

Acies’ borrowings under this agreement during the three months ended June 30, 2007 were as follows: $300,000 in April 2007 and $110,000 in May 2007. At June 30, 2007, our aggregate remaining principal outstanding from these borrowings was $649,881, resulting in additional available borrowing capacity under this agreement of $1,350,119 as of June 30, 2007. Subsequent to June 30, 2007, the Company borrowed an additional $200,000 under the facility (see Note 7 - Subsequent Events).

The principal repayment schedule for notes payable as of June 30, 2007 is as follows:

Year Ending March 31:
2008 (remaining nine months)	$437,243
2009	212,638
Total	$649,881

NOTE 3 - STOCK OPTIONS AND WARRANTS

Acies does not currently have an equity compensation plan in place. We have, however, issued options which have not been approved by our shareholders.

The Company accounts for stock-based compensation under SFAS 123R “Share-Based Payment.” During the three-months ended June 30, 2006 , Acies granted 1,925,000 options, of which 125,000 have subsequently been forfeited, to employees to purchase common stock, which vest every quarter over a period of three years, with an exercise price of $0.25 and expire 5 years from the date of grant. As of June 30, 2007, 750,000 of these options were vested.

During the three months ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense (related both to options and to restricted stock awards) in the amount of $37,730 and $13,760, respectively. Unrecognized compensation expense on the non-vested portion of the options was approximately $87,200, which is expected to be expensed over a weighted average period of 1.75 years.

No options were granted during the three months ended June 30, 2007. The fair value of each stock option was determined as of the date of grant using the Black−Scholes option−pricing model with the following assumptions in the grant period ended June 30:

2006
Expected volatility	217%
Expected term (years)	5
Risk-free interest rate	4.99% - 5.01%
Expected dividend yield	0%
Forfeiture rate	0%
Resulting weighted average grant date fair value	$0.08

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

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2007 and June 30, 2007	5,130,181	$0.74	8,310,000	$0.27

Options outstanding and exercisable as of June 30, 2007:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,307,281	2 years	2,307,281
$1.00	1,022,900	3 years	1,022,900
$0.25	1,800,000	4 years	750,000
	5,130,181		4,080,181

Options outstanding as of June 30, 2007 have a $0 intrinsic value.

Warrants outstanding and exercisable as of June 30, 2007:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	3 years	7,590,000
$0.50	720,000	3 years	720,000
	8,310,000		8,310,000

There were no warrants issued during the three months ended June 30, 2007.

NOTE 4 - COMMON STOCK

There were no common stock transactions during the three months ended June 30, 2007.

Pursuant to a service agreement with a third party retained to perform investor relations services, from April 2006 to June 2006, Acies issued a total of 85,227 shares of restricted common stock with an aggregate value of $9,000. These amounts are included in general, administrative and selling expenses on the statement of operations for the three months ended June 30, 2006 Effective December 2006, the Company terminated our relationship with this investor relations service.

In May 2006, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vest one year from the grant date, assuming the individual remains a director of Acies. The market value on the date of issuance was $27,000, to be expensed ratably over the vesting period. For the three months ended June 30, 2007, the Company recognized a total of $4,500 of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant.

NOTE 5 -LOSS PER SHARE

Stock options and warrants in the amount of 13,440,181 and 13,834,364 were not included in the computation of diluted loss per share, as they are anti-dilutive as a result of net losses for the three months ended June 30, 2007 and 2006, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2007, the Company paid $5,900 for equipment previously purchased and accrued for in prior periods from ViVOtech Inc. Jeffrey D. Klores, a Director of the Company, is Vice President of Sales for ViVOtech Inc.

NOTE 7 - SUBSEQUENT EVENTS

In July 2007, Acies had additional borrowings under its Loan and Security Agreement aggregating $200,000, bringing the total principal amount to be repaid under the facility to $804,092 as of July 31, 2007.

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

3. The intensity of competition; and

4. General economic conditions.

The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by Acies Corporation. Investors are encouraged to review the risk factors set forth in Acies Corporation's most recent Form 10-KSB as filed with the Securities and Exchange Commission in June 2007.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

REVENUES AND COST OF REVENUES

Revenues increased $359,960 (or 12%) to $3,373,139 for the three months ended June 30, 2007, as compared to revenues of $3,013,179 for the three months ended June 30, 2006. The increase in revenues was principally due to an increase in merchant processing revenues resulting from the addition of new merchant accounts in certain industries with greater processing volumes, partially offset by attrition in merchant accounts with lower processing volumes.

Cost of revenues increased $385,084 (or 15%) to $2,998,488 for the three months ended June 30, 2007, as compared to cost of revenues of $2,613,404 for the three months ended June 30, 2006. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues, and a higher proportion of business sourced through our indirect sales channel (i.e., independent sales agents and organizations), reflecting higher merchant account acquisition costs and on-going fees as compared to our direct sales channel. Merchant processing costs increased more than proportionally than revenues as the result of the addition of new merchant accounts in certain industries with greater processing costs and therefore lower margins.

Gross margin decreased $25,124 (or 6%) to $374,651 for the three months ended June 30, 2007, as compared to gross margin of $399,775 for the three months ended June 30, 2006. Gross margin as a percentage of revenues was 11% for the three months ended June 30, 2007, as compared to 13% in the corresponding prior year quarter. Gross margin percentage decreased as a result of the addition of new merchants in certain industries with greater processing costs and therefore lower margins, and a higher proportion of business sourced through our lower-margin indirect sales channel (as described above in explaining the increase in cost of revenues).

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense increased $92,362 (or 19%) to $580,134 for the three months ended June 30, 2007, as compared to G&A expense of $487,772 for the three months ended June 30, 2006. The increase in G&A expense was attributable to increased personnel costs resulting from a greater number of salaried salespersons and increased non-cash compensation expense for the fair value of stock options and restricted stock granted in prior periods which vested in the current year, and increased audit fees, which were partially offset by decreases in most other G&A expense categories.

INTEREST EXPENSE

During the three months ended June 30, 2007, we incurred interest expense and amortized debt fee expense of $31,810 related to our note payable. We incurred no interest expense in the comparable three month period of the prior year as there was no outstanding debt in that period.

NET LOSS

We had a net loss of $237,293 for the three months ended June 30, 2007, as compared to a net loss of $87,997 for the three months ended June 30, 2006. The increase in net loss is principally attributable to the decrease in gross margin and the increase in G&A expense.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of June 30, 2007 were $1,187,346, consisting primarily of accounts receivable. Total current liabilities of $1,986,593 consisted principally of accounts payable and the current portion of notes payable. As of June 30, 2007, we had negative working capital of $799,247. Our negative working capital includes $63,751 of deferred revenue. The ratio of current assets to current liabilities was 62% as of June 30, 2007.

Cash used in operating activities was $246,913 for the three months ended June 30, 2007, as compared with $59,983 for the three months ended June 30, 2006, reflecting the growth of our business, as indicated by our year-over-year revenue growth, albeit at a slower growth rate than in previous periods, combined with a decreased gross margin. As stated above, the slower rate of revenue growth is in part the result of pricing pressures relating to certain merchant industry groups, and it is also the result of our working capital position, which has prevented us from making the necessary increases in expenditures for marketing and distribution to maintain adherence to our business plan in the face of more difficult market challenges resulting from external factors.

To alleviate the effects of our working capital deficit and negative cash flows from operations, and to enable us to rectify this situation while continuing to implement our business plan, the Company succeeded in securing financing on October 31, 2006, when we entered into a Loan and Security Agreement (the “Loan Agreement”) with RBL Capital Group, LLC (“RBL”). The Loan Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Each borrowing under this facility is to be repaid in 18 equal monthly installments, each of which includes amortization of the principal amount of the borrowing as calculated using the interest method. A tri-party agreement between Acies, RBL and Chase Alliance Partners, LLC (“Chase”, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated payments of 150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings generally bear interest at a fixed rate per annum of prime plus 8.90% (the initial interest rate is 17.15% per annum). Borrowings may not be drawn more than once every 60 days without a waiver, and there is a limit on aggregate borrowings based on monthly residuals.

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

Acies’ drawdowns of funds under this agreement since its inception through June 30, 2007 have been as follows: $350,000 in October 2006, $30,000 in January 2007, $80,000 in March 2007, $300,000 in April 2007, and $110,000 in May 2007. At June 30, 2007, our aggregate remaining principal outstanding from these borrowings was $649,881, resulting in additional available borrowing capacity under this agreement of $1,350,119 as of June 30, 2007. Subsequent to June 30, 2007, the Company has borrowed an additional $200,000 under the facility (see Note 7 to the Consolidated Financial Statements - Subsequent Events). As of July 31, 2007, the total principal amount to be repaid with regard to this facility was $804,010 resulting in additional available borrowing capacity under the agreement of $1,195,990.

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

Stock based Compensation. We account for share-based payments under SFAS No.123R, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at June 30, 2007, and no affect on the effective rate

Item 3. Controls and Procedures

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

For the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, as of June 30, 2007 and for the period ended thereon, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that all information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August 2007.

ACIES CORPORATION

By:	/s/ Oleg Firer
Oleg Firer Chief Executive Officer

By:	/s/ Jeffrey A. Tischler
Jeffrey A. Tischler Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ Oleg Firer	Chairman of the Board,	August 9, 2007
Oleg Firer	President and Chief Executive Officer