Form 10QSB
period 2007-09-30
ACIES CORP
filed 2007-11-09
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2007, the issuer had 51,469,095 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒

ACIES CORPORATION

SEPTEMBER 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statement of Shareholders’ Deficit	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 6. Exhibits	16

SIGNATURES	17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(Unaudited)	(1)
ASSETS
Current Assets
Cash	$194,718	$1,827
Accounts receivable	1,042,545	1,027,740
Total current assets	1,237,263	1,029,567

Other assets and deposits	64,556	52,275
Fixed assets, net of accumulated depreciation of $30,078 and $23,934, respectively	24,330	23,635
Merchant terminal equipment, net of accumulated depreciation of $148,025 and $108,168, respectively	87,727	127,584
Total Assets	$1,413,876	$1,233,061

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Notes payable - current portion	$819,944	$311,421
Accounts payable and accrued expenses	1,310,828	1,242,603
Deferred revenue	31,876	95,627
Merchant equipment deposits	18,810	18,810
Loan from officer	-	40,042
Total current liabilities	2,181,458	1,708,503

Notes payable - long term portion	170,978	51,733
Deferred rent and other obligations	73,931	60,109

Total Liabilities	2,426,367	1,820, 345

Commitment and contingencies

Shareholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized, 51,469,095 and 51,169,095 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively.	51,469	51,169
Additional paid-in capital	4,859,473	4,808,582
Accumulated deficit	(5,923,433)	(5,447,035)
Total Shareholders' Deficit	(1,012,491)	(587,284)
Total Liabilities and Shareholders' Deficit	$1,413,876	$1, 233,061

(1) Derived from Audited Consolidated Financial Statements for the year ended March 31, 2007.

The accompanying notes are an integral part of these consolidated financials statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2007	2006	2007	2006
Revenues	$3,272,356	$3,015,261	$6,645,494	$6,028,439

Cost of revenues	2,927,790	2,726,524	5,926,278	5,339,929

Gross margin	344,566	288,737	719,216	688,510

General, administrative and selling	547,605	609,691	1,127,739	1,097,460
Operating loss	(203,039)	(320,954)	(408,523)	(408,950)

Interest expense	(36,065)	-	(67,875)	-

Net loss	$(239,104)	$(320,954)	$(476,398)	$(408,950)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding	51,263,660	51,101,177	51,216,636	50,961,273

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Six Months Ended September 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2007	51,169,095	$51,169	$4,808,582	$(5,447,035)	$(587,284)

Stock-based Compensation Restricted Stock	300,000	300	5,200		5,500

Stock-based Compensation Options	-		45,691		45,691

Net Loss	-	-		(476,398)	$(476,398)
Balance, September 30, 2007	51,469,095	$51,469	$4,859,473	$(5,923,433)	$(1,012,491)

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2007 and 2006
(Unaudited)

	Six Months Ended September 30
	2007	2006

CASH USED IN OPERATING ACTIVITIES
Net loss	$(476,398)	$(408,950)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	51,191	91,960
Stock issued for services	-	18,000
Depreciation expense - fixed assets and merchant equipment	46,001	43,447
Changes in assets and liabilities:
Accounts receivable	(14,805)	(62,093)
Other assets and deposits	(12,281)	(2,400)
Merchant equipment deposits	-	4,851
Deferred revenue	(63,751)	-
Accounts payable and accrued expenses	82,047	240,825

CASH USED IN OPERATING ACTIVITIES	(387,996)	(74,360)

CASH USED IN INVESTING ACTIVITIES:
Purchases of merchant terminal equipment	-	(46,569)
Purchases of fixed assets	(6,839)	-
CASH USED IN INVESTING ACTIVITIES	(6,839)	(46,569)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	910,000	-
Repayment of notes payable	(282,232)	-
Repayment of loan from officer	(40,042)	-
CASH FROM FINANCING ACTIVITIES	587,726	-

NET CHANGE IN CASH	192,891	(120,929)
Cash, beginning of period	1,827	124,804
Cash, end of period	$194,718	$3,875

Supplemental disclosures:
Cash paid for interest and debt-related fees	$67,875	-

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

Income Taxes. Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at September 30, 2007, and no effect on the effective rate.

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

NOTE 2 - NOTE PAYABLE

On October 31, 2006, Acies entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”). The Loan and Security Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Each borrowing under this facility is to be repaid in 18 equal monthly installments, each of which includes amortization of the principal amount of the borrowing as calculated using the interest method. A tri-party agreement between Acies, RBL and Chase Alliance Partners, LLC (“Chase”, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated  payments of  150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings generally bear interest at a fixed rate per annum of prime at the time of the borrowing plus 8.90%. Each borrowing under the facility has been at an interest rate of 17.15%, except for the most recent borrowing which bears interest at 16.65%.

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

Acies’ borrowings under this agreement during the six month’s ended September 30, 2007 were as follows: $300,000 in April 2007, $110,000 in May 2007, $200,000 in July 2007 and $300,000 in September 2007. At September 30, 2007, our aggregate remaining principal outstanding from these borrowings was $990,922; correspondingly, additional available borrowing capacity under this agreement was $1,009,078. The principal repayment schedule for notes payable as of September 30, 2007 is as follows:

Year Ending March 31:
2008 (remaining six months)	$474,552
2009	516,370
Total	$990,922

NOTE 3 - STOCK OPTIONS AND WARRANTS

Acies does not currently have an equity compensation plan in place. We have, however, issued options which have not been approved by our shareholders.

The Company accounts for stock-based compensation under SFAS 123R “Share-Based Payments.” During the six months ended September 30, 2006, Acies granted 1,925,000 options, of which 125,000 have subsequently been forfeited, to employees to purchase common stock, which vest every quarter over a period of three years, with an exercise price of $0.25 and expire 5 years from the date of grant. As of September 30, 2007, 900,000 of these options were vested.

During the six months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense (related both to options and to restricted stock awards) in the amount of $51,191 and $91,960, respectively. During the three months ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense (related both to options and to restricted stock awards) in the amount of $13,461 and $78,200, respectively. Unrecognized compensation expense on the non-vested portion of the options was approximately $85,770, which is expected to be expensed over a weighted average period of 1.5 years.

No options were granted during the periods ended September 30, 2007.   The fair value of each stock option was determined as of the date of grant using the Black−Scholes option−pricing model with the following assumptions in the grant period ended September 30:

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

 Summary information regarding options and warrants is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2007 and September 30, 2007	5,130,181	$0.74	8,310,000	$0.27

Options outstanding and exercisable as of September 30, 2007:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,307,281	2 years	2,307,281
$1.00	1,022,900	3 years	1,022,900
$0.25	1,800,000	4 years	900,000
	5,130,181		4,230,181

Options outstanding as of September 30, 2007 have a $0 intrinsic value.

Warrants outstanding and exercisable as of September 30, 2007:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	2 years	7,590,000
$0.50	720,000	3 years	720,000
	8,310,000		8,310,000

There were no warrants issued during the nine months ended September 30, 2007.

NOTE 4 - COMMON STOCK

In September 2007, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vest on June 30, 2008. The market value on the date of issuance was $12,000, which is being expensed ratably over the vesting period. For the three and six months ended September 30, 2007, the Company recognized a total of $1,000 of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant.

Pursuant to a service agreement with a third party retained to perform investor relations services, from April 2006 to September 2006 Acies issued a total of 188,914 shares of restricted common stock with an aggregate value of $18,000. The related expenses included in general, administrative and selling expenses are $9,000 and $18,000, respectively for the three and six months ended September 30, 2006. Effective December 2006, the Company terminated our relationship with this investor relations services provider.

In May 2006, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vested one year from the grant date. The market value on the date of issuance was $27,000, which was expensed ratably over the vesting period. For the six months ended September 30, 2007, the Company recognized a total of $4,500 of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant, which is now fully vested.

NOTE 5 -LOSS PER SHARE

Stock options and warrants were in the aggregate amount of 13,440,181 for each period are not included in the computation of diluted loss per share, as they are anti-dilutive as a result of net losses for the periods ended September 30, 2007 and 2006.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2007, the Company paid $10,900 for equipment previously purchased and accrued for in prior periods from ViVOtech Inc. Jeffrey D. Klores, a Director of the Company, is Vice President of Sales for ViVOtech Inc.

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

Our cost of revenues is comprised principally of interchange and association fees which are paid to the card-issuing bank and card association, and fees paid to third parties that have provided outsourced services. The fees paid are based upon fixed pricing schedules (certain detailed costs are fixed on as per transaction and/or event basis, while others are fixed as a percentage of the dollar volume of the transaction), which are subject to periodic revision, and are without regard to the pricing charged to the merchant. Fee structures with third parties providing outsourced services are reviewed, renegotiated and/or revised on a periodic basis, and are based on mutually agreed-to expectations relating to, for instance, minimum new business volume placed within specified periods which, if not met, would result in additional charges to be paid by Acies.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES AND COST OF REVENUES

Revenues increased $257,095 (or 9%) to $3,272,356 for the three months ended September 30, 2007, as compared to revenues of $3,015,261 for the three months ended September 30, 2006. The increase in revenues was principally due to an increase in merchant processing revenues resulting from the addition of new merchant accounts in certain industries with greater processing volumes, partially offset by attrition in merchant accounts with lower processing volumes.

Cost of revenues increased $201,266 (or 7%) to $2,927,790 for the three months ended September 30, 2007, as compared to cost of revenues of $2,726,524 for the three months ended September 30, 2006. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues, and a higher proportion of business sourced through our indirect sales channel (i.e., independent sales agents and organizations), reflecting higher merchant account acquisition costs and on-going fees as compared to our direct sales channel.

Gross margin increased $55,829 (or 19%) to $344,566 for the three months ended September 30, 2007, as compared to gross margin of $288,737 for the three months ended September 30, 2006. Gross margin as a percentage of revenues was 11% for the three months ended September 30, 2007, as compared to 10% in the corresponding prior year quarter. Gross margin percentage increased as compared with the prior year period as improvements in transaction processing costs as a percentage of revenue more than offset the effect of having a higher proportion of business sourced through our lower-margin indirect sales channel (as described above in explaining the increase in cost of revenues).

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense decreased $62,086 (or 10%) to $547,605 for the three months ended September 30, 2007, as compared to G&A expense of $609,691 for the three months ended September 30, 2006. The decrease in G&A expense was principally attributable to decreased personnel costs.

INTEREST EXPENSE

During the three months ended September 30, 2007, we incurred interest expense and amortized debt fee expense of $36,065 related to our notes payable. We incurred no interest expense in the comparable three month period of the prior year as there was no outstanding debt in that period.

NET LOSS

We had a net loss of $239,104 for the three months ended September 30, 2007, as compared to a net loss of $320,954 for the three months ended September 30, 2006. The decrease in net loss is principally attributable to the increase in gross margin and the decrease in G&A expense, partially offset by interest and other expense associated with our having debt in the current year period.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2006

REVENUES AND COST OF REVENUES

Revenues increased $617,055 (or 10%) to $6,645,494 for the six months ended September 30, 2007, as compared to revenues of $6,028,439 for the six months ended September 30, 2006. The increase in revenues was principally due to an increase in merchant processing revenues resulting from the addition of new merchant accounts in certain industries with greater processing volumes, partially offset by attrition in merchant accounts with lower processing volumes.

Cost of revenues increased $586,349 (or 11%) to $5,926,278 for the six months ended September 30, 2007, as compared to cost of revenues of $5,339,929 for the six months ended September 30, 2006. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues, and a higher proportion of business sourced through our indirect sales channel (i.e., independent sales agents and organizations), reflecting higher merchant account acquisition costs and on-going fees as compared to our direct sales channel.

Gross margin increased $30,706 (or 5%) to $719,216 for the six months ended September 30, 2007, as compared to gross margin of $688,510 for the six months ended September 30, 2006. Gross margin as a percentage of revenues was 11% for both the current and prior year six months periods. Gross margin percentage was substantially unchanged from the prior year period as minor improvements in transaction processing costs as a percentage of revenue were slightly more than offset by the effect of a higher proportion of business sourced through our lower-margin indirect sales channel (as described above in explaining the increase in cost of revenues).

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense increased $30,279 (or 3%) to $1,127,739 for the six months ended September 30, 2007, as compared to G&A expense of $1,097,460 for the six months ended September 30, 2006. The increase in G&A expense was attributable to increased audit fees, legal fees and personnel costs, which were substantially offset by decreases in most other G&A expense categories.

INTEREST EXPENSE

During the six months ended September 30, 2007, we incurred interest expense and amortized debt fee expense of $67,875 related to our notes payable. We incurred no interest expense in the comparable six month period of the prior year as there was no outstanding debt during that period.

NET LOSS

We had a net loss of $476,398 for the six months ended September 30, 2007, as compared to a net loss of $408,950 for the six months ended September 30, 2006. The increase in net loss is principally attributable to interest and other expense associated with having debt in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets as of September 30, 2007 were $1,237,263, consisting primarily of accounts receivable. Total current liabilities of $2,181,458 consisted principally of accounts payable and the current portion of notes payable. As of September 30, 2007, we had negative working capital of $944,195. Our negative working capital includes $31,876 of deferred revenue. The ratio of current assets to current liabilities was 57% as of September 30, 2007.

Cash used in operating activities was $387,996 for the six months ended September 30, 2007, as compared with $74,360 for the six months ended September 30, 2006, reflecting the growth of our business, as indicated by our year-over-year revenue growth, along with continued operating losses.

 To alleviate the effects of our working capital deficit and negative cash flows from operations, and to enable us to rectify this situation while continuing to implement our business plan, the Company succeeded in securing financing on October 31, 2006, when we entered into a Loan and Security Agreement (the “Loan Agreement”) with RBL Capital Group, LLC (“RBL”). The Loan Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Each borrowing under this facility is to be repaid in 18 equal monthly installments, each of which includes amortization of the principal amount of the borrowing as calculated using the interest method. A tri-party agreement between Acies, RBL and Chase Alliance Partners, LLC (“Chase”, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated payments of 150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings relating to each drawdown generally bear interest at a fixed rate per annum of prime plus 8.90%. There is a limit on aggregate borrowings based on monthly residuals.

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

Acies’ drawdowns of funds under this agreement since its inception through September 30, 2007 have been as follows: $350,000 in October 2006, $30,000 in January 2007, $80,000 in March 2007, $300,000 in April 2007, $110,000 in May 2007, $200,000 in July 2007 and $300,000 in September 2007. At September 30, 2007, our aggregate remaining principal outstanding from these borrowings was $990,922, resulting in additional available borrowing capacity under this agreement of $1,009,078.

We believe that, with the resources available to us through this facility, we will have the working capital necessary to enhance our marketing efforts, expand our distribution channels, and to sustain foreseeable revenue growth from existing sales channels through the next twelve months of operations. In the event that this is not the case, or if Acies should choose to adopt a strategy of growth through acquiring portfolios of merchant accounts, Acies believes that it can secure additional capital through debt and/or equity financing. Beyond the facility, we do not have any commitments of additional capital from third parties or from our officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we should need to and are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at September 30, 2007, and no effect on the effective rate.

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

For the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, as of September 30, 2007 and for the period ended thereon, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that all information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November 2007.

ACIES CORPORATION

By:	/s/ Oleg Firer
Oleg Firer Chief Executive Officer

By:	/s/ Jeffrey A. Tischler
Jeffrey A. Tischler Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

By: /s/ Oleg Firer	Chairman of the Board,	November 9, 2007
Oleg Firer	President and Chief Executive Officer