Form 10QSB
period 2007-12-31
ACIES CORP
filed 2008-02-12
CIK 1138462

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2007.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2008, the issuer had 51,469,095 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes ☐ No ☒

ACIES CORPORATION

DECEMBER 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(Unaudited)	(1)
ASSETS
Current Assets
Cash	$127,342	$1,827
Accounts receivable	1,273,955	1,027,740
Other current assets	8,686	-
Total current assets	1,409,983	1,029,567

Other assets and deposits	63,348	52,275
Fixed assets, net of accumulated depreciation of $33,133 and $23,934, respectively	21,275	23,635
Merchant terminal equipment, net of accumulated depreciation of $167,671and $108,168, respectively	68,081	127,584
Total Assets	$1,562,687	$1,233,061

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Notes payable - current portion	$816,518	$311,421
Accounts payable and accrued expenses	1,453,858	1,242,603
Deferred revenue	74,648	95,627
Merchant equipment deposits	18,810	18,810
Loan from officer	-	40,042
Total current liabilities	2,363,834	1,708,503

Notes payable - long term portion	133,375	51,733
Deferred rent and other obligations	73,133	60,109
Total Liabilities	2,570,342	1,820,345

Commitment and contingencies

Shareholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized, 51,469,095 and 51,169,095 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively.	51,469	51,169
Additional paid-in capital	4,875,601	4,808,582
Accumulated deficit	(5,934,725)	(5,447,035)
Total Shareholders' Deficit	(1,007,655)	(587,284)
Total Liabilities and Shareholders' Deficit	$1,562,687	$1,233,061

(1) Derived from Audited Consolidated Financial Statements for the year ended March 31, 2007.

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2007 and 2006
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2007	2006	2007	2006

Revenues	$3,323,344	$2,932,298	$9,968,838	$8,960,737
Cost of revenues	2,922,725	2,631,659	8,788,530	7,971,588
Gross margin	400,619	300,639	1,180,308	989,149

General, administrative and selling	427,335	695,367	1,555,075	1,792,827
Operating loss	(26,716)	(394,728)	(374,767)	(803,678)

Interest expense	(45,049)	(10,731)	(112,923)	(10,731)
Interest income	-	438	-	438

Net loss	$(71,765)	$(405,021)	$(487,690)	$(813,971)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding	51,469,095	51,161,502	51,301,095	51,028,259

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Nine Months Ended December 31, 2007
(Unaudited)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2007	51,169,095	$51,169	$4,808,582	$(5,447,035)	$(587,284)

Stock-based Compensation
Restricted Stock	300,000	300	8,867		9,167

Stock-based Compensation
Options	-	-	58,152		58,152

Net Loss	-	-		(487,690)	(487,690)
Balance, December 31, 2007	51,469,095	$51,469	$4,875,601	$(5,934,725)	$(1,007,655)

The accompanying notes are an integral part of these consolidated financial statements

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2007 and 2006
(Unaudited)

	Nine Months Ended December 31
	2007	2006

CASH USED IN OPERATING ACTIVITIES
Net loss	$(487,690)	$(813,971)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	67,319	286,651
Stock issued for services	-	27,000
Depreciation expense - fixed assets and merchant equipment	68,702	66,361
Changes in assets and liabilities:
Accounts receivable	(246,215)	(251,529)
Other current assets	(8,686)	-
Other assets and deposits	(11,073)	(10,178)
Merchant equipment deposits	-	4,851
Deferred revenue	(20,979)	86,590
Accounts payable and accrued expenses	224,279	214,634

CASH USED IN OPERATING ACTIVITIES	(414,343)	(389,591)

CASH USED IN INVESTING ACTIVITIES:
Purchases of merchant terminal equipment	-	(46,569)
Purchases of fixed assets	(6,839)	(300)
CASH USED IN INVESTING ACTIVITIES	(6,839)	(46,869)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,090,000	341,250
Repayment of notes payable	(503,261)	(25,872)
Proceeds from note payable to officer	-	90,000
Repayment of note payable to officer	(40,042)	(90,000)
CASH FROM FINANCING ACTIVITIES	546,697	315,378

NET CHANGE IN CASH	125,515	(121,082)
Cash, beginning of period	1,827	124,804
Cash, end of period	$127,342	$3,722

Supplemental disclosures:
Cash paid for interest and debt-related fees	$112,924	$18,509

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

Summary of Significant Accounting Policies

The accounting policies of the Company are contained in the March 31, 2007 Form 10-KSB. The following are the more significant policies.

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

Income Taxes. Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at December 31, 2007, and no effect on the effective rate.

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

NOTE 2 – RESTATEMENT OF PREVIOUS QUARTER’S INFORMATION

Subsequent to the issuance of our financial statements for the three and six months ended September 30, 2007, the Company determined that certain expenses included in Cost of Revenues were overstated by $60,473, resulting in an understated Gross Margin, with a corresponding impact on Operating Loss and Net Loss for both the three and six month periods ended September 30. 2007.

The impact on our Condensed Consolidated Statements of Operations for those periods is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007		2007
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Revenues	$3,272,356	$3,272,356	$6,645,494	$6,645,494
Cost of revenues	2,927,790	2,867,317	5,926,278	5,865,805
Gross margin	344,566	405,039	719,216	779,689

General, administrative and selling	547,605	547,605	1,127,739	1,127,739

Operating loss	$(203,039)	$(142,566)	$(408,523)	$(348,050)

Net loss	$(239,104)	$(178,631)	$(476,398)	$(415,925)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The impact on the Balance Sheet is as follows:

	As of September 30, 2007
	As Previously
	Reported	As Restated
Total current assets	$1,237,263	$1,255,679
Total Assets	$1,413,876	$1,432,292
Accounts payable and accrued expenses	$1,310,828	$1,268,771
Total Liabilities	$2,426,367	$2,384,310
Accumulated deficit	$(5,923,433)	$(5,862,960)
Total Shareholders' Deficit	$(1,012,491)	$(952,018)

NOTE 3 - NOTE PAYABLE

On October 31, 2006, Acies entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”). The Loan and Security Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Each borrowing under this facility is to be repaid in 18 equal monthly installments, each of which includes amortization of the principal amount of the borrowing as calculated using the interest method. A tri-party agreement between Acies, RBL and Chase Alliance Partners, LLC (“Chase”, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated payments of 150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings generally bear interest at a fixed rate per annum of prime at the time of the borrowing plus 8.90%. Each borrowing under the facility has been at an interest rate of 17.15%, except for the September and December 2007 drawdowns, which bear interest at 16.65% and 16.15% respectively.

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

Acies’ borrowings under this agreement during the nine months ended December 31, 2007 were as follows: $300,000 in April 2007, $110,000 in May 2007, $200,000 in July 2007, $300,000 in September 2007 and $180,000 in December 2007. At December 31, 2007, our aggregate remaining principal outstanding from these borrowings was $949,893; correspondingly, additional available borrowing capacity under this agreement was $1,050,107. The principal repayment schedule for notes payable as of December 31, 2007 is as follows:

Fiscal Year Ending March 31:
2008 (remaining three months)	$258,720
2009	691,173
Total	$949,893

NOTE 4 - STOCK OPTIONS AND WARRANTS

Acies does not currently have an equity compensation plan in place. We have, however, issued options which have not been approved by our shareholders.

The Company accounts for stock-based compensation under SFAS 123R “Share-Based Payments.” During the nine months ended December 31, 2006, Acies granted 1,925,000 options, of which 125,000 have subsequently been forfeited, to employees to purchase common stock, which vest every quarter over a period of three years, with an exercise price of $0.25 and expire 5 years from the date of grant. As of December 31, 2007, 1,050,000 of these options were vested.

During the nine months ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense (related both to options and to restricted stock awards) in the amount of $67,319 and $286,651, respectively. During the three months ended December 31, 2007 and 2006, the Company recognized stock-based compensation expense (related both to options and to restricted stock awards) in the amount of $16,128 and $194,691 respectively. Unrecognized compensation expense on the non-vested portion of the options was approximately $62,300, which is expected to be expensed over a weighted average period of 1.25 years.

No options were granted during the nine months ended December 31, 2007.   The fair value of each stock option granted in fiscal 2006 was determined as of the date of grant using the Black−Scholes option−pricing model with the following assumptions in the grant period ended December 31:

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

 Summary information regarding options and warrants is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2007 and December 31, 2007	5,130,181	$0.74	8,310,000	$0.27

Options outstanding and exercisable as of December 31, 2007:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,307,281	2 years	2,307,281
$1.00	1,022,900	3 years	1,022,900
$0.25	1,800,000	4 years	1,050,000
	5,130,181		4,380,181
 Options outstanding as of December 31, 2007 have a $0 intrinsic value.

Warrants outstanding and exercisable as of December 31, 2007:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	2 years	7,590,000
$0.50	720,000	3 years	720,000
	8,310,000		8,310,000

There were no warrants issued during the nine months ended December 31, 2007.

NOTE 5 - COMMON STOCK

In September 2007, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vest on June 30, 2008. The market value on the date of issuance was $12,000, which is being expensed ratably over the vesting period. For the three and nine months ended December 31, 2007, the Company recognized $3,667 and $4,667, respectively, of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant.

Pursuant to a service agreement with a third party retained to perform investor relations services, from April 2006 to December 2006 Acies issued a total of 305,344 shares of restricted common stock with an aggregate value of $27,000. The related expenses included in general, administrative and selling expenses are $9,000 and $27,000, respectively, for the three and nine months ended December 31, 2006. Effective December 2006, the Company terminated our relationship with this investor relations services provider.

In May 2006, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vested one year from the grant date. The market value on the date of issuance was $27,000, which was expensed ratably over the vesting period. During the nine months ended December 31, 2007 and 2006, the Company recognized a total of $4,500 and $22,500, respectively of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant, which are now fully vested.

NOTE 6 - LOSS PER SHARE

Stock options and warrants in the aggregate amount of 13,440,181 for each period are not included in the computation of diluted loss per share, as they are anti-dilutive as a result of net losses for the periods ended December 31, 2007 and 2006.

NOTE 7 - RELATED PARTY TRANSACTION

During the nine months ended December 31, 2007, the Company paid $13,641 for equipment previously purchased and accrued for in prior periods from ViVOtech Inc. Jeffrey D. Klores, a Director of the Company, is Vice President of Sales for ViVOtech Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," "will," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
2. Our ability to generate customer demand for our services;
3. The intensity of competition; and
4. General economic conditions affecting our industry.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2006

REVENUES AND COST OF REVENUES

Revenues increased $391,046 (or 13%) to $3,323,344 for the three months ended December 31, 2007, as compared to revenues of $2,932,298 for the three months ended December 31, 2006. The increase in revenues was principally due to an increase in merchant bank card processing volumes (i.e., card-based sales in dollars). The increase reflects an increased average dollar amount per merchant sales transaction (“average ticket”), and the impact of a modest pricing increase for many of our merchants.

Cost of revenues increased $291,066 (or 11%) to $2,922,725 for the three months ended December 31, 2007, as compared to cost of revenues of $2,631,659 for the three months ended December 31, 2006. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues, and the increased costs associated with a higher proportion of business sourced through our indirect sales channel (i.e., independent sales agents and organizations).

Gross margin increased $99,980 (or 33%) to $400,619 for the three months ended December 31, 2007, as compared to gross margin of $300,639 for the three months ended December 31, 2006. Gross margin as a percentage of revenues was 12% for the three months ended December 31, 2007, as compared to 10% in the corresponding prior year quarter. Gross margin percentage increased principally as a result of the aforementioned increase in the average ticket and the pricing increase, the effects of which combined to be greater than the increase in cost of revenue.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense decreased $268,032 (or 39%) to $427,335 for the three months ended December 31, 2007, as compared to G&A expense of $695,367 for the three months ended December 31, 2006. The decrease in G&A expense was primarily the result of decreased personnel costs, and decreased marketing and investor relations expenses. Personnel costs decreased principally as the result of a decrease in non-cash compensation expense of approximately $178,000 for the fair value of stock options and restricted stock granted in prior periods.

INTEREST EXPENSE

During the three months ended December 31, 2007, we incurred interest expense and amortized debt fee expense of $45,049 related to our note payable. Interest expense in the comparable three month period of the prior year was $10,731. The Company did not incur significant interest expense until it commenced drawdowns on its credit facility in November 2006.

NET LOSS

We had net loss of $71,765 for the three months ended December 31, 2007, as compared to a net loss of $405,021 for the three months ended December 31, 2006. The decrease in net loss is principally attributable to the increase in gross margin and the decrease in G&A expense, slightly offset by increased interest expense.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2006

REVENUES AND COST OF REVENUES

Revenues increased $1,008,101 (or 11%) to $9,968,838 for the nine months ended December 31, 2007, as compared to revenues of $8,960,737 for the nine months ended December 31, 2006. The increase in revenues was principally due to an increase in merchant bank card processing volumes (i.e., card-based sales in dollars), which reflect an increased number of processing transactions (i.e., merchant card-based sales transactions) as compared with the prior year period.

Cost of revenues increased $816,942 (or 10%) to $8,788,530 for the nine months ended December 31, 2007, as compared to cost of revenues of $7,971,588 for the nine months ended December 31, 2006. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increased merchant processing revenues, and the increased costs associated with a higher proportion of business sourced though out indirect sales channel (i.e., independent sales agents and organizations).

Gross margin increased $191,159 (or 19%) to $1,180,308 for the nine months ended December 31, 2007, as compared to gross margin of $989,149 for the nine months ended December 31, 2006. Gross margin as a percentage of revenues was 12% for the nine months ended December 31, 2007, as compared to 11% in the corresponding nine month period of the prior year. Gross margin percentage increased as a result of the aforementioned increased number of processing transactions, partially offset by increased cost associated with a higher proportion of business sourced through our indirect sales channel (i.e., independent sales agents and organizations).

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expense decreased $237,753 (or 13%) to $1,555,075 for the nine months ended December 31, 2007, as compared to G&A expense of $1,792,827 for the nine months ended December 31, 2006. The decrease in G&A expense was primarily the result of decreased personnel costs, and decreased marketing and investor relations expenses. Personnel costs decreased principally as the result of a decrease in non-cash compensation expense of approximately $219,000 for the fair value of stock options and restricted stock, a portion of which was granted in prior periods.

INTEREST EXPENSE

During the nine months ended December 31, 2007, we incurred interest expense and amortized debt fee expense of $112,923 related to our note payable. Interest expense in the comparable nine month period of the prior year was $10,731. The Company did not incur significant interest expense until it commenced drawdowns on its credit facility in November 2006.

NET LOSS

We had a net loss of $487,690 for the nine months ended December 31, 2007, as compared to a net loss of $813,971 for the nine months ended December 31, 2006. The decrease in net loss is principally attributable to the decrease in G&A expense and the increase in gross margin, partially offset by the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had total current assets of $1,409,983 and total current liabilities of $2,363,834 resulting in negative working capital of $953,851. The ratio of current assets to current liabilities was 60% as of December 31, 2007.

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

Acies’ drawdowns of funds under this agreement since its inception through December 31, 2007 have been as follows: $350,000 in October 2006, $30,000 in January 2007, $80,000 in March 2007, $300,000 in April 2007, $110,000 in May 2007, $200,000 in July 2007, $300,000 in September 2007 and $180,000 in December 2007. At December 31, 2007, our aggregate remaining principal outstanding from these borrowings was $949,893, resulting in additional available borrowing capacity under this agreement of $1,050,107.

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

Stock based Compensation. We account for share-based payments under SFAS No. 123R, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at December 31, 2007, and no effect on the effective rate.

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

For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and the need for the corrections described in Note 2 to the Consolidated Financial Statements, as of December 31, 2007 and for the period ended thereon, our Chief Executive Officer and Chief Financial Officer concluded there existed deficiencies in our disclosure controls and procedures, such that there was insufficient assurance that all information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We believe that we have identified and, as a result of enhancing the controls related to our monthly closing procedures, that we have remedied the deficiencies that resulted in the corrected errors, and that effective controls exist for future reporting periods. We will continue to evaluate and, as necessary, improve upon our controls and procedures.

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

SIGNATURES

Pursuant to the requirements the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of February 2008.

ACIES CORPORATION

By:	/s/ Oleg Firer
Oleg Firer Chief Executive Officer

By:	/s/ Jeffrey A. Tischler
Jeffrey A. Tischler Chief Financial Officer