Form 10-K
period 2008-03-31
ACIES CORP
filed 2008-08-15
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

Commission file number: 000-49724

ACIES CORPORATION

NEVADA	91-2079553
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

14 Wall Street, Suite 1620, New York, NY  10005
(Address of principal executive offices)     (Zip Code)

(800) 361-5540
 Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of each Class
-------------------

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $927,564 as of September 30, 2007.

As of July 31, 2008, the registrant had 73,984,095  shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of such forward-looking statements, in that such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management and to integrate and maintain technical information and management information systems;
2.	Our ability to generate customer demand for our services;
3.	The intensity of competition; and
4.	General economic conditions affecting our industry.

The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by Acies Corporation. Investors are encouraged to review the risk factors set forth below in  Item 1A.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

In November 2004, Atlantic changed its name to Acies Corporation (“Acies” or the “Company”).

DESCRIPTION OF PRINCIPAL PRODUCTS AND SERVICES

Acies, through its wholly owned subsidiary Acies, Inc., is engaged in the business of providing payment processing solutions to small and medium size merchants across the United States. Through contractual relationships with third parties to whom we outsource the providing of certain services, Acies is able to offer complete solutions for payment processing, whereby we consult with merchants to best determine their hardware and software needs; provide transaction authorization, settlement and clearing services; perform merchant acceptance and underwriting functions; program, deploy and install traditional and next-generation point-of-sale (POS) terminals; assist in the detection of fraudulent transactions; and provide customer and technical support and service on an on-going basis. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Chase Paymentech Solutions, LLC.   Chase Paymentech Solutions, LLC is a joint venture between JPMorgan Chase & Co. and First Data Corp., and is the surviving parent entity of a business combination between Chase Merchant Services, LLC and Paymentech, LP.  On May 27, 2008, JPMorgan Chase and First Data Corp. announced that they have agreed to end their joint venture, Chase Paymentech Solutions, LLC, by the end of 2008.  In the interim, the two companies will continue to operate their joint venture and continue to provide services to their customers.  After the transition, First Data Corp. will assume management of the full-service ISO and Bank unit of the joint venture’s assets and continue to provide services to joint ventures customers.  Acies is currently negotiating new processing agreements with JPMorgan Chase and First Data Corp.

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

According to CardTrak.com, total debit and credit card spending in the U.S exceeded $2.2 trillion for 2007.  This is the second consecutive year that credit card activity for Visa, MasterCard, American Express and Discover cards has topped the $2 trillion milestone.  Ten years ago U.S. consumers ran about $885 billion through their general purpose cards.  Since 1985, the amount of credit card spending has increased twelve fold, according to CardWeb.com’s “CardData” service.  Meanwhile, spending on VISA and MasterCard debit cards, on a growth percentage basis, continues to outpace credit cards.  The growth in all payment card spending has been driven by the expansion into new markets such as fast food, rent payments, taxis, vending and online purchases.  The Nilson Report forecasts that credit cards will comprise 47.7% of all transactions by 2009, up from 38.8% in 2007.

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

We believe that we have developed significant expertise in industries that we believe present relatively low risk as customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include “brick and mortar” retailers, hospitality, automotive repair shops, food stores, petroleum distributors and professional service providers. As of March 31, 2008, approximately 18% of our merchants were professional service providers, 18% were hospitality merchants, 11% were food stores, 9% were gas stations and petroleum distributors, 8% were automotive sales and repair shops, 6% were apparel stores, 22% were other “brick and mortar” retailers and 8% were other industries.

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

RELATIONSHIPS WITH SPONSORS AND PROCESSORS

Sponsor Bank

In order to provide processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard associations. The sponsor bank must register us with Visa as an Independent Sales Organization and with MasterCard as a Member Service Provider.

We currently have an agreement with Chase Merchant Services, LLC (“Chase”) and JPMorgan Chase Bank (“JPMorgan”) to sponsor us for membership in the Visa and MasterCard associations. Under this agreement, JPMorgan settles bank card transactions for our merchants. We entered into a five-year agreement with JPMorgan in December 2002, which expired in December 2007. In addition, we have a similar agreement with Paymentech, LP, whereby merchant transactions also settle through JPMorgan, which expires in October 2009. As the result of a merger in 2006, Chase Merchant Services, LLC is now known as Chase Paymentech Solutions, LLC, which is also the parent of Paymentech, LP. The Company still maintains separate operating and financial relationships with Chase Paymentech Solutions, LLC and Paymentech, LP.  On May 27, 2008, JPMorgan Chase and First Data Corp. announced that they have agreed to end their joint venture, Chase Paymentech Solutions, LLC, by the end of 2008.  In the interim, the two companies will continue to operate their joint venture and continue to provide services to their customers.  After the transition, First Data Corp. will assume management of the full-service ISO and Bank unit of the joint venture’s assets and continue to provide services to joint ventures customers.  Acies is currently negotiating new processing agreements with JPMorgan Chase and First Data Corp.

Third-Party Processors

It is only through contractual arrangements with third-party processors that we have the capabilities to provide critical payment processing services to our merchants.

We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include First Data Corporation and Chase Paymentech Solutions, LLC. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them fees that they would have received if we had submitted the required minimum volume of transactions. Our agreement with First Data Corporation is part of an agreement with Chase Merchant Services, LLC, which expired in December 2007. Our agreement with Paymentech, LP expires in October 2009. On May 27, 2008, JPMorgan Chase and First Data Corp. announced that they have agreed to end their joint venture, Chase Paymentech Solutions, LLC, by the end of 2008.  In the interim, the two companies will continue to operate their joint venture and continue to provide services to their customers.  After the transition, First Data Corp. will assume management of the full-service ISO and Bank unit of the joint venture’s assets and continue to provide services to joint ventures customers.  Acies is currently negotiating new processing agreements with JPMorgan Chase and First Data Corp.

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

PATENTS, TRADEMARKS & LICENSES

On June 7, 2005, the United States Trademark Office published a notice of publication for “Acies” in the Official Gazette for opposition purposes. The public had until July 7, 2005 to file oppositions or requests for extensions against our proposed trademark. As neither type of document was filed with the United States Trademark Office, the Commissioner of Patents and Trademarks issued a Notice of Allowance on August 30, 2005, indicating that our proposed trademark is entitled to register. A Statement of Use was filed on February 7, 2007 and a Certificate of Registration was issued on February 12, 2008, registration number 3382339.

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

EMPLOYEES

As of June 18, 2008, we have 9 full time employees and engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

In addition to other information contained in this Form 10-K, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-K.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2008 and March 31, 2007, we had a net loss of $668,597 and $1,130,717, respectively, and we have had negative operating cash flow of $453,081 and $474,181, respectively.

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

DEPENDENCY ON ADDITIONAL FINANCING.

As mentioned above, we have experienced negative operating cash flow and there is no assurance that we will have positive operating cash flow in the future. We have relied upon borrowings under the Loan and Security Agreement described in detail in the section “Management’s Discussion and Analysis” and in Note 5 to the Consolidated Financial Statements in order to satisfy our liquidity needs. The borrowing capacity afforded us under this agreement has been fully utilized based on the eighteen months term of the Loan and Security Agreement.  On June 5, 2008 the Company received additional financing (See Note 12- Subsequent Events), but needs to obtain additional financing to maintain liquidity over the next twelve months.

OUR FINANCIAL STATEMENTS INCLUDE A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS.

The Company received a going concern opinion from its auditors on its financial statements for fiscal 2008. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

MAJORITY VOTING CONTROL OVER THE COMPANY IS IN THE HANDS OF ONLY TWO SHAREHOLDERS.

Voting together, Pinnacle Three Corporation, which holds 22,515,000 or 30% of our outstanding shares of common stock and our CEO, Oleg Firer, who can vote 27,530,009 shares of common stock representing 37.2% of the outstanding shares of common stock have voting control over the Company.  Mr. Firer holds proxies for six (6) different stockholders of the Company, holding an aggregate of 17,895,723 shares of the Company’s common stock.  The stockholders that entered into Proxy Agreement with  Mr. Firer include Rite Holdings, Inc (7,190,331 shares), Yakov Shimon (8,932,510 shares), Leonid Shimon (266,907 shares), Arkady Khavulya (1,423,175 shares), Stanislav Pavlenko (7,800 shares), and G.R. Woitzik (75,000 shares).   Mr. Firer also personally holds voting rights to 8,949,910 shares of common stock which he personally beneficially owns.  Pinnacle Three Corporation holds 22,515,000 shares of our common stock. As a result, Pinnacle Three Corporation and Mr. Firer will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Pinnacle Three Corporation and Mr. Firer, who are unrelated and have not agreed to vote together on any shareholder matters, may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

WE DEPEND ON VISA AND MASTERCARD REGISTRATION AND FINANCIAL INSTITUTION SPONSORS AND WE MUST COMPLY WITH THEIR STANDARDS TO MAINTAIN REGISTRATION. THE TERMINATION OF OUR REGISTRATION COULD REQUIRE US TO STOP PROVIDING PROCESSING SERVICES ALTOGETHER.

Our designation with Visa and MasterCard as a member service provider is dependent upon the sponsorship of member clearing banks, including JP Morgan Chase, and our continuing adherence to the standards of the Visa and MasterCard credit card associations. In the event we fail to comply with these standards, Visa or MasterCard could suspend or terminate our designation as a member service provider. If these sponsorships are terminated and we are unable to secure another bank sponsor, we will not be able to process bankcard transactions. Because of the fact that the vast majority of the transactions we process involve Visa or MasterCard, the termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could require us to stop providing processing services altogether. This would severely impact our revenues, and with that the value of our Company and any securities held in the Company.

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

INCREASES IN PROCESSING COSTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

We are subject to certain contractual volume obligations that if not met, will cause our processing costs to increase and may therefore adversely affect our ability to attain and retain new and existing merchants. More information about our contractual obligations is located in the section of “Management’s Discussion and Analysis” entitled "Liquidity and Capital Resources".

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

MAINTAINING CURRENT REVENUE LEVELS IS DEPENDENT UPON FACTORS IMPACTING THE PETROLEUM INDUSTRY.

Over 40% of the Company’s revenue is derived from merchants in the petroleum industry.  The Company therefore has a risk of revenue being adversely impacted by significant decreases in gasoline prices, increases in merchant strategies to have more consumers pay in cash, or other negative factors which adversely affect the petroleum industry.

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

WE MAY BE SUBJECT TO LIABILITY DUE TO SECURITY RISKS BOTH TO USERS OF OUR MERCHANT SERVICES AND TO THE UNINTERRUPTED OPERATION OF OUR SYSTEMS.

Security and privacy concerns of users of electronic commerce such as our merchant services may inhibit the growth of the Internet and other online services as a means of conducting commercial transactions. We rely on secure socket layer technology, public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. However, various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. While we believe that our business model minimizes our accessing, transmitting and storing consumer information, because some of our activities may involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss and possible liability. In addition, our payment transaction services may be susceptible to credit card and other payment fraud schemes perpetrated by hackers or other criminals. If such fraudulent schemes become widespread or otherwise cause merchants to lose confidence in our services, or in Internet payment systems generally, our revenues could suffer.

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

WE RELY ON KEY MANAGEMENT.

Our success depends upon the personal efforts and abilities of Oleg Firer, our President and Chief Executive Officer. Our ability to operate and implement our business plan is heavily dependent on the continued service of Mr. Firer, as well as our ability to attract, retain and motivate other qualified personnel, particularly in the areas of sales, marketing and management for our company. We face aggressive and continued competition for such personnel. We cannot be certain that we will be able to attract, retain and motivate such personnel in the future.

We do not maintain key-man insurance on the life of Mr. Firer. If Mr. Firer were to resign or die, the loss could result in loss of sales, delays in new product and service development and diversion of management resources, and we could face high costs and substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. The loss of Mr. Firer, and our inability to hire, retain and motivate qualified sales, marketing and management personnel for our company would have a material adverse effect on our business and operations.

RISKS RELATING TO OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE THERE ARE A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS OUTSTANDING AND THE SALE OF THE UNDERLYING SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

The market price of our common stock may decline because there are a large number of options and warrants that are available for exercise, and the sale of shares underlying these options and warrants may depress the market price of our common stock. As of July 31, 2008, we had 73,984,095 shares of common stock issued and outstanding, and 4,530,181 outstanding and exercisable options and warrants to purchase up to 8,310,000 shares of common stock. Although the holders may not exercise or convert our outstanding warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings. Exercise of these options and warrants would dilute the proportionate equity interest and voting power of holders of our common stock.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Furthermore, any issuer delisted from the OTCBB more than one (1) time in any twenty-four (24) month period for failure to file a periodic report would be ineligible to be re-listed for a period of one-year year, during which time any subsequent late filing would reset the one-year period of de-listing.  As we are currently late in filing our 10-KSB for the period ended March 31, 2008, if we are late in our filings two more times in the current twenty-four (24) month period, or three times in any subsequent twenty-four (24) month period and are de-listed from the OTCBB, or if our securities are de-listed from the OTCBB two times in any twenty-four (24) month period for failure to file a periodic report, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING ARE NOT CONSIDERED EFFECTIVE, WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this annual report for the year ended March 31, 2008, we are required to furnish a report by our management on our internal controls over financial reporting. Such report is required to contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Beginning with the year ended March 31, 2010, this report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. As we were unable to assert that our internal controls are effective as of March 31, 2008, and if in future years our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease office space at 14 Wall Street, Suite 1620, New York, New York 10005. The term of the lease for this office space is seven (7) years and ends in October 2011. We currently pay $14,859 per month for this office space which is approximately 5,545 square feet.

We also lease office space at 1934 Hollywood Boulevard, Suite 200, Hollywood, Florida, 33020.  The term of the lease for this office space is three (3) years and ends in February 2011. We currently pay $3,053 per month for this office space which is 2,000 square feet.

We believe that our facilities are adequate to meet our current needs. However, as we continue to reduce overhead to improve cash flow, we may need to relocate our headquarters office space.

We have contracted with a commercial real estate broker to identify potential sub-lessees for our New York headquarters office space. It is anticipated that at such time we have sublet this space, the Company’s headquarters office will relocate to our Hollywood, Florida space, and a small office will be maintained in the New York area for several employees who are not relocating.

ITEM 3. LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings other than the following: On December 4, 2006, Acies received a complaint filed in the Supreme Court of the State of New York, County of New York, by a merchant, which named as co-defendants several of our strategic partners, Acies and a third-party bank.  The dispute relates to bank accounts used by the merchant to process credit and debit card transactions.  Acies believes that the probability of any material loss is remote, especially when considering that we are contractually indemnified by a partner for the type of loss which would result from such a claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year ended March 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2009 Fiscal:
First Quarter	$0.05	$0.01

2008 Fiscal:
First Quarter	0.05	0.03
Second Quarter	0.05	0.03
Third Quarter	0.05	0.01
Fourth Quarter	0.07	0.03

2007 Fiscal
First Quarter	0.11	0.08
Second Quarter	0.09	0.07
Third Quarter	0.08	0.03
Fourth Quarter	0.06	0.04

As of June 18, 2008, there were 73,984,095 shares of common stock outstanding.

As of June 18, 2008, there were approximately 50 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

Dividends

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

EQUITY COMPENSATION PLAN INFORMATION

We currently do not have an equity compensation plan in place. However, through March 31, 2008 we have issued options, which have not been approved by our shareholders, to our management team and directors as follows:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND WARRANTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by shareholders:	N/A	N/A	N/A
Equity compensation plans not approved by shareholders:	5,130,181	$0.74	N/A

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

In June 2008, the Company borrowed $450,000 through the execution of a Convertible Promissory Note (the “Note”) with Pinnacle Three Corporation, bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010.  On June 6, 2008, the Company received a conversion letter from Pinnacle Three Corporation requesting conversion of the principal and accrued interest into 22,515,000 shares of Acies common stock at a price of $0.02 per share, per the terms of the Note agreement.  On July 17, 2008, the Company issued 22,515,000 shares to Pinnacle Three Corporation in exchange for the Settlement Agreement and Mutual Release between Pinnacle Three Corporation and the Company.

ITEM 6. SELECTED FINANICAL DATA

Item omitted as not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Acies Corporation ("Acies" or the “Company”), through its wholly owned subsidiary Acies, Inc., is engaged in the business of providing payment processing solutions to small and medium size merchants across the United States. Through contractual relationships with third parties to whom we outsource the providing of certain services, Acies is able to offer complete solutions for payment processing, whereby we consult with merchants to best determine their hardware and software needs; provide transaction authorization, settlement and clearing services; perform merchant acceptance and underwriting functions; program, deploy and install traditional and next-generation point-of-sale (POS) terminals; assist in the detection of fraudulent transactions; and provide customer and technical support and service on an on-going basis. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Chase Paymentech Solutions, LLC.  On May 27, 2008, JPMorgan Chase and First Data Corp. announced that they have agreed to end their joint venture, Chase Paymentech Solutions, LLC, by the end of 2008.  In the interim, the two companies will continue to operate their joint venture and continue to provide services to their customers.  After the transition, First Data Corp. will assume management of the full-service ISO and Bank unit of the joint venture’s assets and continue to provide services to joint ventures customers.  Acies is currently negotiating new processing agreements with JPMorgan Chase and First Data Corp.

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

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company. For our fiscal years ended March 31, 2008 and March 31, 2007, we had a net loss of $668,597 and $1,130,717, respectively, and we have had negative operating cash flow of $453,081 and $474,181, respectively.

Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. This substantial doubt may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Our principal executive offices are located at 14 Wall Street, Suite 1620, New York, NY 10005 and our telephone number is (800) 361-5540. We are incorporated in the State of Nevada.

RESULTS OF OPERATIONS

REVENUES

Revenues increased $1,271,871 (or 11%) to $13,095,197 for the fiscal year ended March 31, 2008, as compared to revenues of $11,823,326 for the fiscal year ended March 31, 2007. The increase in revenues was principally due to an increase in processing volumes (i.e., card-based sales in dollars) and an increase in number of transactions.  The increase reflects an increase in merchant processing revenues resulting from the addition of new merchant accounts, which was partially offset by merchant account attrition in the normal course of business at a level expected for our portfolio, and greater pricing pressure in certain industries to which we market our services.

Cost of revenues increased $913,134 (or 9%) to $11,567,450 for the fiscal year ended March 31, 2008, as compared to cost of revenues of $10,654,316 for the fiscal year ended March 31, 2007. The increase in cost of revenues was principally attributable to the increase in merchant processing costs that resulted from increasing merchant processing revenues, increase in Visa/MasterCard interchange costs and the increased costs associated with a higher proportion of business sourced through our indirect sales channel (i.e., independent sales agents and organizations).

Gross margin increased $358,737 (or 31%) to $1,527,747 for the fiscal year ended March 31, 2008, as compared to gross margin of $1,169,010 for the fiscal year ended March 31, 2007. Gross margin as a percentage of revenues was 12% for fiscal 2008, as compared to 10% in the prior year. Gross margin percentage increased principally as a result of the aforementioned increase in the average ticket and the pricing increase, the effects of which combined to be greater than the increase in cost of revenue.

PERSONNEL EXPENSE

Personnel expense decreased $193,815 (or 14%) to $1,212,332 for the fiscal year ended March 31, 2008, as compared to personnel expense of $1,406,147 for the fiscal year ended March 31, 2007. The decrease was due primarily to a decrease in stock-based compensation and decrease in personnel from 19 full time employees as of March 31, 2007, to 9 full time employees as of March 31, 2008.

PROFESSIONAL FEES

Professional fees decreased $38,645 (or 13%) to $256,627 for the fiscal year ended March 31, 2008, as compared to $295,272 for the fiscal year ended March 31, 2007.   The decrease was due to a net of higher legal fees and lower consulting fees for the year ended March 31, 2008, compared to the year ended March 31, 2007.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expenses remained approximately the same for the fiscal year ended March 31, 2008, where G&A was $400,752 as compared to G&A expense for the fiscal year ended March 31, 2007 of $400,239.

RENT

Rent expense decreased by $2,669 or 1.6% to $168,326 for the year ended March 31, 2008, compared to $170,995 for the year ended March 31, 2007.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense increased $130,862 to $158,455 for the fiscal year ended March 31, 2008, as compared to interest expense of $27,593 for the fiscal year ended March 31, 2007, reflecting increased borrowings under the Loan and Security Agreement dated October 31, 2006.  The Company also incurred additional drawdowns on this credit facility during fiscal 2008, which led to increased interest expense for the year ended March 31, 2008, compared to the year ended March 31, 2007.

NET LOSS

We had a net loss of $668,597 for the fiscal year ended March 31, 2008, as compared to a net loss of $1,130,717 for the fiscal year ended March 31, 2007. The decrease in net loss is primarily attributable to an increase in gross margin and a decrease in corporate expenses, partially offset by the increase in interest expense for the year ended March 31, 2008, compared to the year ended March 31, 2007.

 LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had total current assets of $1,141,398, and total current liabilities of $2,276,000 resulting in negative working capital of $1,134,602. The ratio of current assets to current liabilities was 51% as of March 31, 2008.  The Company believes that the existing financing and expected earnings will not meet its current working capital and debt service requirements for the next twelve months.  These issues raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

To alleviate the effects of our previously reported working capital deficits and negative cash flows from operations, the Company succeeded in securing financing on October 31, 2006, when we entered into a Loan and Security Agreement (the “Loan Agreement”) with RBL Capital Group, LLC (“RBL”). The Loan Agreement provided a term loan facility with a maximum borrowing of $2,000,000. With the April 2008 drawdown on this facility, the Company has fully utilized this capacity and has no remaining availability on this facility.

At March 31, 2008, Acies had drawn down an aggregate total of $1,770,000 on the RBL facility and our aggregate remaining principal outstanding from these borrowings was $902,687 at March 31, 2008. In April 2008, Acies had additional borrowings under its Loan and Security Agreement aggregating $100,000, bringing the principal and interest to be repaid as of April 30, 2008 to $927,946.  As of August 13, 2008, the principal amount to be repaid under the facility is approximately $576,358.

In June 2008, the Company borrowed $450,000 through the execution of a Convertible Promissory Note (the “Note”), with Pinnacle Three Corporation, bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010.  On June 6, 2008, the Company received a conversion letter from Pinnacle Three Corporation requesting conversion of the principal and accrued interest, into 22,515,000 shares of Acies common stock at a price of $0.02 per share, per the terms of the Note agreement.  On July 17, 2008, the Company issued 22,515,000 shares to Pinnacle Three Corporation in exchange for the Settlement Agreement and Mutual Release between Pinnacle Three Corporation and the Company.

This borrowing will only alleviate our short-term capital needs.  Acies believes that it can secure additional capital through debt and/or equity financing, and has received proposals from potential lenders, which are currently in negotiation.  We do not, however, have any commitments or identified sources of additional capital from third parties or from our officers, directors or significant shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan, which would limit our ability to continue as an on-going business.

Cash Flows

The Company had $453,081 of cash used in operating activities for the year ended March 31, 2008, which mainly consisted of $668,597 of net loss offset by $83,447 of stock-based compensation, $91,107 of depreciation expense and $117,677 of accounts payable and accrued expenses.

The Company had $6,839 of cash used in investing activities for the year ended March 31, 2008, which was solely due to purchases of fixed assets.

The Company had $499,491 of cash provided by financing activities for the year ended March 31, 2008, which included $1,310,000 of proceeds from our Loan Agreement and the Note, offset by $770,467 of payments on the Loan Agreement and $40,042 of repayment of loan by an officer of the Company.

Cash Requirements

Our business is such that our revenues are generally recurring. Once we add a new account, which generally entails up-front expenditures, whether it be salaries for direct (i.e., Acies-employed) salespersons, or an investment in merchant terminal equipment, we typically receive revenue relating to that account for as long as the merchant is our customer. If we employ a strategy of utilizing Independent Sales Agents and organizations, who are not salaried and are paid on a performance-based basis, the up-front costs are even less, however; commissions payable to these Independent Sales Agents are higher.

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

Most of our expenses are variable and are a function of our revenue stream, while other expenses are of a more fixed nature, but are still controllable. Moreover, our fixed expenses which reflect the on-going cost of our infrastructure would not need to be increased significantly as our revenue base increases. We estimate that over the next twelve months, to maintain a minimal rate of growth, we would have corporate operating expenses on a cash basis, excluding our cost of revenues which is variable, of approximately $1,800,000. This would include our personnel costs, rent, professional fees, insurance, utilities and other office expenses. At our current revenue growth rate, assuming no improvement over historical margins, we believe that operating cash flow would not be sufficient to cover our expenditures, unless we were able to obtain additional financing.

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

We believe the following critical accounting policy affects our more significant estimates and judgments used in the preparation of our financial statements:

Revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Substantially all of Acies’ revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered. When a merchant has a business transaction for processing (e.g., purchases of goods or services for which payments are accepted using credit or debit cards), the amount of the processing fees due from the merchant that is discounted from the transaction amount prior to the merchant receiving net proceeds is the amount that Acies recognizes as revenue.

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

Stock based Compensation. We account for share-based payments under SFAS 123R, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at March 31, 2008, and no effect on the effective rate.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The adoption of SFAS 157 is not expected to have a material effect on our financial position or results of operations.

 In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” ("SFAS 159.") SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on our financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS.

FINANCIAL STATEMENT INDEX

ACIES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Acies Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Acies Corporation as of March 31, 2008, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

August 13, 2008

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Acies Corporation as of March 31, 2007, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ AMPER, POLITZINER & MATTIA, P.C.

June 22, 2007
New York, New York

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and 2007

ASSETS
Current Assets	2008	2007
Cash	$41,398	$1,827
Accounts receivable	1,083,705	1,027,740
Other current assets	16,295	-
Total current assets	1,141,398	1,029,567

Other assets and deposits	67,921	52,275
Fixed assets, net of accumulated depreciation of $35,892 and $23,934, respectively	18,516	23,635
Merchant terminal equipment, net of accumulated depreciation of $187,317 and 108,168 respectively	48,435	127,584
Total Assets	$1,276,270	$1,233,061

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Notes payable - current portion	$800,677	$311,421
Accounts payable and accrued expenses	1,360,280	1,242,603
Deferred revenue	96,233	95,627
Merchant equipment deposits	18,810	18,810
Loan from Officer	-	40,042
Total current liabilities	2,276,000	1,708,503

Long-term portion of notes payable	102,010	51,733
Deferred rent and other obligations	70,694	60,109
Total Liabilities	2,448,704	1,820,345

Commitment and contingencies

Shareholders’ Deficit
Common stock, $0.001 par value, 200,000,000 shares
authorized, 51,469,095 and 51,169,095 shares issued and outstanding at March 31, 2008 and 2007, respectively	51,469	51,169
Additional paid in capital	4,891,729	4,808,582
Accumulated deficit	(6,115,632)	(5,447,035)
Total Shareholders’ Deficit	(1,172,434)	(587,284)
Total Liabilities and Shareholders’ Deficit	$1,276,270	$1,233,061

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2008 and 2007

	2008	2007

Revenues	$13,095,197	$11,823,326
Cost of revenues	11,567,450	10,654,316
Gross margin	1,527,747	1,169,010

Corporate expenses:
Personnel expense (includes non-cash stock-based compensation)	1,212,332	1,406,147
Professional fees	256,627	295,272
General, administrative and selling	400,752	400,239
Rent	168,326	170,995
Total corporate expenses	2,037,997	2,272,653

Operating loss	(510,250)	(1,103,643)
Other income (expense):
Interest expense	(158,455)	(27,593)
Interest income	108	519
Total other income (expense)	(158,347)	(27,074)

Net loss	$(668,597)	$(1,130,717)

Net loss per share - Basic and Diluted	$(0.01)	$(0.02)
Weighted average shares outstanding - Basic and Diluted	51,342,865	51,062,986

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
Years ended March 31, 2008 and 2007

	Common Stock		Additional Paid-in	Accumulated
	Stock	Par	Capital	Deficit	Total
Balance, March 31, 2006	50,563,751	$50,564	$4,434,914	$(4,316,318)	$169,160

Stock-based compensation – restricted stock	300,000	300	104,700	-	105,000

Stock-based compensation - options	-	-	242,273	-	242,273

Stock issued for services	305,344	305	26,695	-	27,000

Net loss	-	-	-	(1,130,717)	(1,130,717)

Balance, March 31, 2007	51,169,095	51,169	4,808,582	(5,447,035)	(587,284)

Stock-based compensation –restricted stock	300,000	300	12,534	-	12,834

Stock-based compensation - options	-	-	70,613	-	70,613

Net loss	-	-	-	(668,597)	(668,597)

Balance, March 31, 2008	51,469,095	$51,469	$4,891,729	$(6,115,632)	$(1,172,434)

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2008 and 2007

	Year Ended March 31
	2008	2007

CASH FROM OPERATING ACTIVITIES
Net loss	$(668,597)	$(1,130,717)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	83,447	347,273
Stock issued for services	-	27,000
Depreciation expense - fixed assets and merchant equipment	91,107	89,959
Changes in assets and liabilities:
Accounts receivable	(55,965)	(101,093)
Other current assets	(16,295)	-
Deferred revenue	606	95,627
Other assets	(15,646)	(11,233)
Accounts payable and accrued expenses	117,677	337,841
Other assets and deposits	-	4,851
Deferred rent and other current liabilities	10,585	(133,689)
CASH USED IN OPERATING ACTIVITIES	(453,081)	(474,181)
:
CASH USED IN INVESTING ACTIVITIES
Purchases of merchant terminal equipment	-	(46,569)
Purchases of fixed assets	(6,839)	(5,382)
CASH USED IN INVESTING ACTIVITIES	(6,839)	(51,951)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,310,000	460,000
Repayment of notes payable	(770,467)	(96,845)
Proceeds from loan from officer	-	130,000
Repayment of loan from officer	(40,042)	(90,000)
CASH PROVIDED BY FINANCING ACTIVITIES	499,491	403,155

NET CHANGE IN CASH	39,571	(122,977)
Cash, beginning of the year	1,827	124,804
Cash, end of the year	$41,398	$1,827

Supplemental disclosures:
Cash paid for interest and debt-related fees	$158,455	$27,593
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GOING CONCERN

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand combined with funds that will be available from its operations and existing financing will not be adequate to finance its operation requirements and its financial obligations under its notes payable for the next twelve months. While the Company has obtained additional financing of $450,000 in June 2008 through the execution of a Convertible Promissory Note, the Company believes this will only alleviate our short-term capital needs.  Acies believes that it can secure additional capital through debt and/or equity financing, and has received proposals from potential lenders, which are currently in negotiation.  We do not, however, have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan, which would limit our ability to continue as an on-going business. Failure of our operations to generate sufficient future cash flow and failure to raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.   As of March 31, 2008 and 2007, no allowance for doubtful accounts was deemed necessary.

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

Stock Based Compensation. We account for share-based payments under SFAS No. 123R, which requires that share−based payments be reflected as an expense based upon the grant−date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black−Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations. For restricted stock awards, the Company values the stock based on the closing price of our common stock on the date of the award, and recognizes the expense over the vesting period of the restricted stock on a straight-line basis.

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

Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (“FIN 48”).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at March 31, 2008, and no effect on the effective rate.

Net Loss per Share. Acies calculates basic net loss per share in accordance with Financial Accounting Standards Statement 128, which is based on the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the if-converted method. Acies’ calculation of diluted net loss per share excludes potential common shares as of March 31, 2008 and 2007 as the effect would be anti-dilutive.

Risks from Concentrations. The majority of our merchants’ transactions are processed by two third-party processors, which merged in 2006. The Company therefore has a risk of our processors significantly increasing our costs of outsourcing the services provided. The Company, however, believes that there are alternative processing relationships available should this occur.

In addition, over 40% of the Company’s revenue is derived from merchants in the petroleum industry. The Company therefore has a risk of revenues being adversely impacted by significant decreases in gasoline prices or other negative factors which adversely affect the petroleum industry.

Fair Value of Financial Instruments. The carrying value of the accounts receivable, accounts payable and accrued expenses and notes payable approximate their respective fair values due to the their short maturities.

Recently Issued Accounting Pronouncements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The adoption of SFAS 157 is not expected to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” ("SFAS 159.") SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on our financial position or results of operations.

NOTE 3 - FIXED ASSETS
Property and office equipment consisted of the following at March 31, 2008 and 2007:

Description	Life	2008	2007
Computer Equipment	3 years	$23,811	$23,811
Office Furniture	7 years	15,614	15,614
Equipment	5 years	14,983	8,144
		54,408	47,569
Less: accumulated depreciation		(35,892)	(23,934)
		$18,516	$23,635

Depreciation expense on fixed assets totaled $11,958 and $12,262 in fiscal 2008 and 2007, respectively. These amounts were determined using the straight-line depreciation method over the estimated useful life of the assets as noted above, as measured from the dates of acquisition.

NOTE 4- MERCHANT TERMINAL EQUIPMENT

As a sales promotion campaign, Acies at times places point of sale equipment at merchant locations as an inducement to generate revenue from processing services. When this occurs, Acies owns the equipment and often receives a deposit thereon from the merchant. Should the merchant cease to be a customer, the equipment is returned to Acies for redeployment to a different merchant location, and the deposit is returned to the merchant. This equipment consisted of the following at March 31, 2008 and 2007:

Description	Life	2008	2007
Merchant terminal equipment	3 years	$235,752	$235,752
Less: accumulated depreciation		(187,317)	(108,168)
		$48,435	$127,584

Depreciation expense on terminal equipment totaled $79,149 and $77,697 in fiscal 2008 and 2007, respectively. These amounts were determined using the straight-line depreciation method over the estimated useful life of the assets as noted above, as measured from the dates of acquisition.

NOTE 5 - NOTE PAYABLE

On October 31, 2006, Acies entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”). The Loan and Security Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Each borrowing under this facility is to be repaid in 18 equal monthly installments, each of which includes amortization of the principal amount of the borrowing as calculated using the interest method. A tri-party agreement between Acies, RBL and Chase Alliance Partners, L.P. (“Chase”, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated payments of  150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings generally bear interest at a fixed rate per annum of prime plus 8.90%. Borrowings under the facility have been at interest rates ranging between 14.18% and 17.15%. Borrowings may not be drawn more than once every 30 days, and there is a limit on aggregate borrowings based on monthly residuals.

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

The Loan and Security Agreement additionally provides for customary events of default with corresponding grace periods, including the failure to pay any principal or interest when due, failure to comply with covenants, material misrepresentations, certain bankruptcy, insolvency or receivership events, imposition of certain judgments and the liquidation or merger of Acies. Acies’ obligations under the Loan and Security Agreement are collateralized by substantially all of Acies’ assets, including future remittances relating to its portfolio of merchant accounts. Proceeds from loans under this facility will be used to fund general working capital needs, and to repay loans from officers of the Company.

Acies’ borrowings under this agreement were $460,000 and $1,310,000 during the fiscal years ended March 31, 2007 and 2008, respectively. At March 31, 2008, our aggregate remaining principal outstanding from these borrowings was $902,687. Subsequent to March 31, 2008, the Company has made additional borrowings under the facility of $100,000 (see Note 12 - Subsequent Events). As of April 2008, the Company did not have any further remaining availability under this facility.

The principal repayment schedule for notes payable as of March 31, 2008 is as follows:

Year Ending March 31:
2009	$800,677
2010	102,010

NOTE 6 - STOCK OPTIONS AND WARRANTS

Acies does not currently have an equity compensation plan in place. We have, however, issued options which have not been approved by our shareholders.

Acies accounts for stock-based compensation under SFAS 123R “Share-Based Payments,” which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements at their fair values.  The expense is being recognized on a straight-line basis over the vesting period of the amounts.

During the years ended March 31, 2008 and 2007, Acies recognized stock-based compensation expense (related both to options and to restricted stock awards) in the amount of $83,447 and $347,273, respectively. Unrecognized compensation expense on the non-vested portion of the options at March 31, 2008 was approximately $50,000, which is expected to be expensed over a weighted average period of 1.00 year.

No options were granted during the twelve months ended March 31, 2008.   During the year ended March 31, 2007, Acies granted to employees 1,925,000 options which vest every quarter over a period of three years with an exercise price of $0.25. The fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions as of March 31, 2007:

2007
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

The following summarizes the stock option and warrant transactions for the two years ended March 31, 2008:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2006	3,791,637	$0.94	8,310,000	$0.27
Granted	1,925,000	0.25	-	-
Forfeited	(586,456)	0.84	-	-
Outstanding at March 31, 2007	5,130,181	0.74	8,310,000	0.27
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2008	5,130,181	$0.74	8,310,000	$0.27

Options outstanding and exercisable as of March 31, 2008:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,307,281	1 years	2,307,281
$1.00	1,022,900	2 years	1,022,900
$0.25	1,800,000	3 years	1,200,000
	5,130,181		4,530,181
 Options outstanding as of March 31, 2008 have a $0 intrinsic value.

Warrants outstanding and exercisable as of March 31, 2008:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	2 years	7,590,000
$0.50	720,000	2 years	720,000
	8,310,000		8,310,000

There were no warrants issued during the years ended March 31, 2008 or 2007.

NOTE 7 - COMMON STOCK

Pursuant to a service agreement with a third party retained to perform investor relations services, from April 2006 to December 2006 Acies issued a total of 305,344 shares of restricted common stock with an aggregate value of $27,000. The related expense is included in general, administrative and selling expenses for the year ended March 31, 2007. Effective December 2006, Acies terminated our relationship with this investor relations services provider.

Effective February 1, 2006, Acies awarded 1,650,000 shares of restricted common stock valued at $165,000, to its then chief financial officer, Jeffrey A. Tischler. All of the shares are unregistered, 825,000 shares vested as of February 1, 2006, and the remaining
825,000 shares vested as of February 1, 2007.

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

During the year ended March 31, 2008 and 2007 Acies recognized a total of $12,834 and $105,000, respectively, in stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the current and previous periods. Unrecognized compensation expense on the non-vested portion of the restricted stock as of March 31, 2008 was approximately $3,667, which is expected to be expensed in the quarter ending June 30, 2008.

NOTE 8 - LOSS PER SHARE

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	For the year ended March 31,
	2008	2007
Basic and diluted:
Net loss	$(668,597)	$(1,130,717)
Weighted average common shares outstanding	51,342,865	51,062,986
Net loss per common share	$(0.01)	$(0.02)

Stock options in the amount of 5,130,181 and warrants in the amount of 8,310,000 each period were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti−dilutive as a result of net losses for the years ended March 31, 2008 and 2007, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Acies’ current headquarters is located in New York, New York. On June 4, 2004 Acies entered into a 7 year lease agreement. The agreement has scheduled rental increases that are expensed on a straight line basis. In March 2008, Acies entered into a 3 year lease agreement for 2,000 square feet of office space in Hollywood, Florida.  The agreement has scheduled rental increases that are expensed on a straight line basis.

A deferred rental obligation for both locations in the amount of $70,694 and $60,109 as of March 31, 2008 and 2007, respectively, is recorded in Deferred Rent and Other Obligations. Rent expense was approximately $168,800 and $171,000 for fiscal 2008 and 2007, respectively.

Future minimum lease payments under all leases as of March 31, 2008 are as follows:
Fiscal 2009	$223,200
Fiscal 2010	229,500
Fiscal 2011	237,200
Fiscal 2012	116,000

NOTE 10 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2008 and 2007, Acies paid approximately $22,500 and $22,900, respectively, for equipment purchased and accrued for in prior periods from ViVOtech Inc. Jeffrey D. Klores, a former Director of Acies, was Vice President of Sales for ViVOtech Inc.

During the year ended March 31, 2008, Acies paid approximately $76,700 in residual commissions to an independent sales organization, a principal of which is also a principal of Rite Holdings, Inc., which is a significant shareholder of Acies.

In October 2006, Acies borrowed a total of $90,000 from an officer pursuant to Promissory Notes under which interest would accrue at 8% per annum. The principal was repaid in full on November 2, 2006, and interest of less than $1,000 was forgiven. In addition, in
March 2007, Acies borrowed $40,000 from an officer with interest at 9.5% per annum, which was repaid on April 3, 2007 with accrued interest of less than $100.

During the period of April 2006 through May 2008, Oleg Firer, our President, CEO and Chairman has paid for certain day-to-day expenses of Acies, these expenses accrued to and currently equal approximately $157,000 as of May 31, 2008.  In May 2008, Mr. Firer has requested reimbursement of these expenses from Acies which expenses have not been reimbursed as of the date of this filing.

NOTE 11 - INCOME TAXES

Since its inception, Acies has incurred net losses and, therefore, has no significant tax liability. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainty regarding the realization of the assets. The cumulative Federal net operating loss carry-forward is approximately $3,596,000 at March 31, 2008, and will expire in the years 2023 through 2028.   The net operating loss carryforwards may not be available to offset future taxable income of Acies due to statutory limitations based on changes of ownership and other statutory restrictions.

At March 31, 2008 and 2007, deferred tax assets consisted of the following:

	2008	2007
Deferred rent	$31,800	$27,000
Deferred revenue	43,300	43,000
Stock-based compensation	144,500	119,100
Net operating losses	1,618,200	1,370,900
	1,837,800	$1,560,000
Valuation allowance	(1,837,800)	(1,560,000)
Net deferred tax asset	$-	$-

On April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. Acies had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of FIN 48. There continues to be no liability related to unrecognized tax benefits at March 31, 2008.

Acies’s 2003 and 2004 tax years remain subject to examination by the IRS.  Acies has not yet filed the 2005 and 2006 tax returns (for fiscal 2006 and fiscal 2007).  The expiration of the statute of limitations related to various state income taxes varies by state.  Acies’s Federal tax returns and any significant state tax returns are not currently under examination.

NOTE 12 - SUBSEQUENT EVENTS

In April 2008, Acies had an additional borrowing under its Loan and Security Agreement aggregating $100,000. This borrowing was the last available borrowing under this Agreement as we have reached the maximum allowed borrowing under this Agreement. The total principal amount to be repaid under the facility was $576,358 at August 13, 2008.

In June 2008, Acies borrowed $450,000 through the execution of a Convertible Promissory Note (the “Note”) with Pinnacle Three Corporation, bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010.  On June 6, 2008, Company received a conversion letter from Pinnacle Three Corporation requesting conversion of the principal and accrued interest into 22,515,000 shares of Acies common stock at a price of $0.02 per share, per the terms of the Note agreement.  On July 17, 2008, Acies issued 22,515,000 shares to Pinnacle Three Corporation in exchange for the Settlement Agreement and Mutual Release between Pinnacle Three Corporation and Acies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Company’s Form 8-K filing dated July 24, 2008, Amper, Politziner and Mattia, P.C. resigned as the Company’s independent registered public accounting firm, and our Board of Directors replaced that firm with our current principal independent accountants, GBH CPAs, PC. There were no disagreements, as defined in Item 304 of Regulation S-K, between the Company and our former independent registered public accountants.

As reported in the Company’s Form 8-K filing dated December 21, 2006, the Audit Committee of our Board of Directors elected to dismiss our former principal independent accountants, Malone and Bailey PC, and replaced that firm with the independent registered public accounting firm, Amper, Politziner and Mattia, P.C. There were no disagreements, as defined in Item 304 of Regulation S-K, between the Company and our former principal independent accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and acting Chief Financial Officer, Oleg Firer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of March 31, 2008.  Based upon this evaluation, the Chief Executive Officer, who is also the acting  Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008 because of the material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 (f) under the Securities and Exchange Act of 1934, as amended. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

As of March 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO")  and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our  internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and  procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's management in connection with the financial statements as of March 31, 2008.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial results reported herein.

We are committed to improving our financial organization. As part of this commitment, we will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company. In addition, at that time the Company will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting  with respect to the  requirements and application of GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support the Company if personnel turnover issues within the financial reporting department occur.  The CEO will assume the responsibilities of the CFO as a result of Mr. Tischler’s resignation.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Audit Committee Report:

In addition to the material weakness described above in connection with Management’s Report on Internal Control Over Financial Reporting, the Company’s audit committee found several weaknesses in its review of the Company’s expense reimbursement policy prior to the resignation of the Company’s independent Directors in July 2008.  Such weaknesses as described by the audit committee included the recommendation by the audit committee that the Company require its officers and Directors to include more detail in their requests for expense reimbursements and that the Company adopt a formal policy regarding the reimbursement of business expenses by the Company’s officers and Directors sufficient to withstand an IRS audit, which formal reimbursement policy has not been adopted or implemented to date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, effective May 31, 2008, A. Tischler, the Company’s Executive Vice President and Chief Financial Officer, Treasurer and Director, resigned from the Company to pursue other interests.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors are elected at each meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualifications of their successors. Executive officers are elected by and serve at the discretion of the board of directors.

Our executive officers, managers and directors are as follows:

Name	Age	Position
Oleg Firer	30	Chairman of the Board of Directors, President and Chief Executive Officer, and Secretary
Jeffrey A. Tischler (1)	52	Executive Vice President and Chief Financial Officer, Treasurer, and Director
Yakov Shimon	37	Vice President, Technology and Data Management
Jeffrey D. Klores (2)	48	Director
William G. Scigliano (2)	42	Director
Bonnie K. Wachtel (2)	52	Director
Theodore Ferrara (3)	43	Director

(1) Effective May 31, 2008, Mr. Tischler resigned from the Company.
(2) Effective July 16, 2008, Mr. Klores, Mr. Scigliano and Ms. Wachtel resigned as independent directors of the Company.
(3) Effective July 17, 2008, Mr. Ferrara was appointed as a Director of the Company.

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

JEFFREY A. TISCHLER, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, AND DIRECTOR - Jeffrey A. Tischler joined Acies as its Chief Financial Officer on May 6, 2005, and was elected Executive Vice President and Chief Financial Officer, Treasurer and Director, in May 2006. Prior to joining Acies, Mr. Tischler was Vice President of Asta Funding, Inc. (NASDAQ:ASFI), a consumer receivables asset management company, where his responsibilities included involvement in operational and financial functions ranging from strategic planning to strengthening the company's infrastructure. From 1993 to 2000, Mr. Tischler was Executive Vice President and Chief Financial Officer of LandAmerica Financial Group, Inc. (NYSE:LFG), including serving as Executive Vice President and Chief Financial and Administrative Officer of LandAmerica's acquired predecessors, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company. From 1980 to 1993, Mr. Tischler was with Reliance Group Holdings, Inc., where he held the position of Vice President of Financial Planning and Analysis. A certified public accountant, Mr. Tischler was a senior accountant with KPMG Peat Marwick from 1978 to 1980. Mr. Tischler received an M.B.A. degree in Finance and Accounting from the University of Rochester's Simon School of Business in 1978, and a B.A. in Economics from the University of Rochester in 1977. Mr. Tischler is also an independent Director, and Chairman of the Audit Committee, of Ivivi Technologies, Inc. (NASDAQ: IVVI), a medical technology company specializing in electroceutical therapeutic technologies.

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

JEFFREY D. KLORES, DIRECTOR - From 2002 to early 2008, Jeffrey Klores served as Vice President of Sales for the Eastern U.S. and Canada for Santa Clara, California-based ViVOtech, which specializes in electronic payment technology on a worldwide basis where customers can make payments with radio frequency (“RF”) enabled credit cards, access cards and cell phones at existing point-of-sale systems. From 1998 to 2000, Mr. Klores served as Eastern Sales Manager of InfoSpace, where he was involved with business development activities with U.S. banks and financial services organizations. From 1994 to 1996, Mr. Klores was Director of New Business Development of First Data Corporation (NYSE: FDC), where he helped create merchant processing alliances with domestic-based-banks. From 1991 to 1993, he was Senior Account Executive at Electronic Data Systems Corporation (NYSE: EDS) where he was responsible for sales to credit card issuing, acquiring, and debit card processing banks. From 1989 to 1991, Mr. Klores served as Sales Manager of Norwest Card Services, where he led the merchant acquiring, card issuing, debit and correspondent data processing sales efforts across the United States. In 1980 Mr. Klores received a Bachelor’s Degree in Marketing from the University of Arizona and received an M.B.A. in Management from Western International University in 1984.

BONNIE K. WACHTEL, DIRECTOR - Bonnie Wachtel was elected a Director of the Company in May 2006. For the past 23 years, Ms. Wachtel has served as Vice President and General Counsel of Wachtel & Co., Inc., a securities and investment banking firm based in Washington, D.C. She also serves as a director of VSE Corp. (Nasdaq:VSEC), a leading provider of diversified services to the engineering, defense, and homeland security markets and as a director of Information Analysis Incorporated (OTCBB:IAIC), an information technology services company. Ms. Wachtel holds a B.A. and an M.B.A. from the University of Chicago, and a J.D. from the University of Virginia. She is a Certified Financial Analyst.

WILLIAM G. SCIGLIANO, DIRECTOR - William Scigliano was elected a Director of the Company in May 2006. Mr. Scigliano brings Acies broad expertise in the fields of investment banking, mergers and acquisitions and government relations. Mr. Scigliano served as a Co-chairman of the Board of Wherify Wireless, Inc. (OTCBB:WFYW), a leading developer of patented wireless location solutions and services for family safety and communications, Mr. Scigliano resigned as the Wheirfy's Co-chairman of the Board on June 27, 2007 and also served as a Director for AlphaTrade.com (OTCBB:APTD), Mr. Scigliano resigned as the Director of AlphaTrade.com on  Augst 11, 2006.. Previously, he was Chairman and CEO of IQ Biometrix, where he led the Company to become a major provider of identification technology for law enforcement and homeland security and directed its merger with Wherify in mid-2005. Prior to that, he was an executive advisor to the Attorney General of British Columbia and also served as an advisor to the National Association of Attorneys General in Washington, D.C.

THEODORE FERRARA, DIRECTOR – Mr. Ferrara has served as a Director of the Company since July 17, 2008.  Mr. Ferrara is currently the President of Sicon Contractors Inc., where he has served since October 1991.  Sicon Contractors, Inc. is a construction company operating out of Brooklyn, New York that specializes in the excavation, installation and restoration of utilities.  Mr. Ferrara has also served as the President of Rite Holdings, Inc., since July 2007.  From January 1985 to September 1991 he worked as a backhoe operator for Sical Contractors, Inc. in Brooklyn, New York. The Company does not currently have an employment agreement or other compensation arrangement in place with Mr. Ferrara.

EXECUTIVE OFFICERS OF THE COMPANY

Officers are appointed to serve at the discretion of the Board of Directors. None of our executive officers, managers or directors has a family relationship with any other of our executive officers, managers or directors. All executive officers have agreed to abide by the Company’s Code of Ethics.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit and compensation committees of our board of directors were formed on May 26, 2006, both consisted of our three independent directors, Ms. Wachtel and Messrs. Klores and Scigliano, prior to their resignations in July 2008.  Subsequent to their resignations, the Company has not had an audit committee and/or a compensation committee and the functions of such committees have been handled exclusively by the board of directors.

COMPLIANCE WITH SECTION 16(a), BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Based on our review of copies of all disclosure reports filed by our directors and executive officers pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, a number of Forms 3 and 4 were not timely filed. They are as follows:

A Form 3 was filed by Rite Holdings, Inc. on July 25, 2007, reporting its purchase of 7,190,331 shares on July 3, 2007.

A Form 4 was filed by Bonnie K Wachtel on September 12, 2007, reporting the grant of 100,000 shares on September 1, 2007.

A Form 4 was filed by William Scigliano on September 19, 2007, reporting the grant of 100,000 shares on September 1, 2007.

A Form 4 was filed by Jeffrey Klores on September 26, 2007, reporting the grant of 100,000 shares on September 1, 2007.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($) (1)	Option awards ($) (1)		All other compensation ($) (6)	Total ($)
Oleg Firer, President and CEO	2008	$215,000	-	-	$43,494	(3)	15,960	$274,454
	2007	$211,433	-	-	$90,898	(3)	$15,720	$318,051
Jeffrey A. Tischler, EVP and CFO (7)	2008	$180,000	-	-	$13,846	(4)	$12,000	$192,000
	2007	$176,942	-	$68,750	$73,851	(4)	$5,000	$324,543
Yakov Shimon, Vice President	2008	$130,000	-	-	$12,258	(5)	-	$142,258
	2007	$118,333	-	-	$24,109		$4,850	$147,292

(1)  The value for Stock and Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for each respective year in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation (SFAS 123R).  The dollar amount for each named executive officer varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 6 of Notes to Consolidated Financial Statements for the year ended March 31, 2008 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under SFAS 123R

(2) Effective February 1, 2006, Acies awarded 1,650,000 shares of restricted common stock valued at $165,000, to its chief financial officer, Jeffrey A.Tischler. All of the shares are unregistered, 825,000 shares vested as of February 1, 2006, and the remaining 825,000 shares vested as of February 1, 2007.

(3) As of March 31, 2008 Mr. Firer has options to purchase 2,845,825 shares of common stock, of which 2,512,492 options are vested.  As part of the total options, 1,000,000 options were granted in May 2006 and are vesting quarterly over a three-year period.

(4) As of March 31, 2008 Mr. Tischler has options to purchase 2,142,900 shares of common stock, of which 1,976,233 options are vested.  As part of total options, 500,000 options were granted in May 2006 and are vesting quarterly over a three year period.  These options are expected to be forfeited in the next period due to the resignation of Mr. Tischler in May 2008.  In addition in February 2006, Mr. Tischler was granted 825,000 shares of restricted stock that was fully vested as of February 2007.

(5) As of March 31, 2008 Mr. Shimon has options to purchase 761,456 shares of common stock, of which 661,456 options are vested.  As part of the total options, 300,000 were granted in May 2006 and are vesting quarterly over a three-year period.

 (6) Other compensation for all named employees consists of premium payments for life insurance policies pursuant to employment agreements. Such payments for Mr. Shimon ceased in July 2006.

(7) Effective May 31, 2008, Jeffrey A. Tischler resigned from the Company.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2008

The following table sets forth information regarding the unexercised options for each of the named executive officers as of March 31, 2008:

Option and Warrant Awards
Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable		Option or Warrant Exercise Price ($)	Option or Warrant Expiration Date
Oleg Firer	1,845,825	(1)	-		$1.00	07/01/09
	666,667	(5)	333,333	(5)	$0.25	05/03/11
Jeffrey A. Tischler (6)	922,900	(2)	-		$1.00	05/09/10
	720,000	(3)	-		$0.50	05/09/10
	333,333	(5)	166,667	(5)	$0.25	05/03/11
Yakov Shimon	461,456	(1)	-		$1.00	07/01/09
	200,000	(5)	100,000	(5)	$0.25	05/03/11

(1) Options granted July 1, 2004, vesting ratably each quarter over a three-year period and are fully vested.

(2) Options granted May 9, 2005, vesting ratably each quarter over a two-year period and are fully vested.

(3) Warrants granted May 9, 2005, vesting ratably each six months over a one-year period and are fully vested.

(4) Options granted May 3, 2006, vesting ratably each quarter over a three-year period ending March 31, 2009.

(5) Effective May 31, 2008, Jeffrey A. Tischler resigned from the Company, accelerating the expiration of his options and warrants to August 29, 2008.

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

Mr. Firer’s 2006 employment agreement has a three-year term and provides for an annual  base salary of $215,000 on an annualized basis, subject to periodic adjustments. Under this agreement, Mr. Firer is entitled to earn periodic incentive bonuses, based upon the achievement of milestones and objectives established by our Board of Directors or Compensation Committee. For each fiscal year covered by the agreement, Mr. Firer has been and will be eligible to earn quarterly incentive bonus payments in the aggregate annual maximum amount of up to 70% of his base salary based upon the achievement of milestones and objectives established by our Board of Directors relating to revenue growth, net income, and cash flow from operations, automobile allowance in an amount not to exceed $1,500 per month and $1,000,000 whole life insurance policy with the beneficiary designated by Mr. Firer. Under the employment agreement, Mr. Firer also is eligible to earn annual discretionary bonuses. No such bonuses were earned based on fiscal 2008 performance.

On July 1, 2004, we entered into a one-year employment contract with Yakov Shimon to serve as our Vice President of Merchant Operations, which automatically renews for one-year periods unless terminated by either Acies or Mr. Shimon. The employment contract was renewed effective July 1, 2005, July 1, 2006, July 1, 2007, and July 1, 2008, for Mr. Shimon to serve as our Vice President - Technology and Data Management, for which he currently receives a base salary of $130,000 per year. Mr. Shimon is also entitled to receive annual performance based bonuses based on certain performance factors; no such bonus was received for fiscal 2008. In addition, under his employment agreement, Mr. Shimon received stock options that vest over a three-year period to purchase 461,456 shares of our common stock at an exercise price of $1.00 per share, which stock option obligation we assumed in connection with closing the Exchange Agreement we entered into with Atlantic Synergy, Inc. dated as of July 2, 2004.

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

Mr. Tischler’s employment agreement provides for a base salary of $180,000 on an annualized basis, subject to periodic adjustments. Mr. Tischler was eligible to earn periodic incentive bonuses, based upon the achievement of milestones and objectives established by our Board of Directors or Compensation Committee. For the fiscal year ending March 31, 2008, Mr. Tischler was eligible to earn quarterly incentive bonus payments in the aggregate annual maximum amount of up to 50% of his base salary based upon the achievement of milestones and objectives established by our Board of Directors relating to revenue growth, net income, and cash flow from operations. Under the employment agreement, Mr. Tischler also was eligible to earn annual discretionary bonuses. No such bonuses were earned based on fiscal 2008 performance. Mr. Tischler’s employment agreement was renewed for a one-year period effective May 2007, with the same terms as described above.  Mr. Tischler resigned from the Company effective May 31, 2008.

COMPENSATION OF DIRECTORS

Members of our Board of Directors receive cash compensation for their services as Directors, and are reimbursed for reasonable expenses incurred in attending Board or committee meetings. Directors do receive stock compensation for services. In 2006, Mr. Klores received 100,000 options to purchase common stock at $1.00 per share. For serving in fiscal 2008, our independent directors each received 100,000 shares of restricted stock.

The following table sets forth information concerning the compensation of our directors during the last completed fiscal year ended March 31, 2008:

Name	Fees Earned Total	Stock awards ($) (1)		Option awards ($) (1)	Total ($)
Jeffrey D. Klores*	$1,500	$4,278	(2)	$1,017	$6,795
William B.G. Scigliano*	$1,500	$4,278	(3)	-	5,778
Bonnie K. Wachtel*	$1,500	$4,278	(4)	-	5,778

* On July 16, 2008, the Company’s three independent Directors, Jeffrey Klores, Bonnie Wachtel and William Scigliano, tendered their resignations as Directors of the Company effective as of July 16, 2008.  On July 17, 2008, the Board of Directors of the Company approved a decrease in the number of Directors of the Company from four (4) to two (2) and appointed Theodore Ferrara as a Director of the Company to fill the one remaining vacancy on the Board.  Mr. Ferrara’s biographical information is provided above.

(1)  The value for Stock and Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for each respective year in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation (SFAS 123R).  The dollar amount for each named executive officer varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 6 of Notes to Consolidated Financial Statements for the year ended March 31, 2008 for information on the assumptions used ot calculate the grant date fair value of Option Awards and the expense recognized under SFAS 123R

(2) As of March 31, 2008, Mr. Klores had 100,000 options to purchase shares of common stock, which were fully vested.  Restricted stock of 100,000 shares were granted in May 2006 and vested one year from grant date and 100,000 shares were granted in September 2007 and vest in nine months at June 2008.

(3) As of March 31, 2008, Mr. Scigliano had restricted stock grants of 100,000 shares granted in May 2006 which vested one year from grant date and 100,000 shares granted in September 2007 which vest in nine months at June 2008.

(3) As of March 31, 2008 Ms. Wachtel had restricted stock grants of 100,000 shares granted in May 2006 which vested one year from grant date and 100,000 shares granted in September 2007 which vest in nine months at June 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table identifies as of August 1, 2008 information regarding the current directors and executive officers of the Company (and those who held those positions as of March 31, 2008) and those persons or entities who beneficially own more than 5% of the common stock of the Company, and the number of and percent of the Company's common stock beneficially owned by:

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

A person or other entity is deemed to be the beneficial owner of securities that can be acquired by that owner within 60 days from June 18, 2008 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by that owner, but not those held by any other owner, and which are exercisable within 60 days of June 18, 2008 have been exercised and converted.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock(1)

Oleg Firer 14 Wall St., Suite 1620 New York, NY 10005	30,125,834	(2)	39.3%

Yakov Shimon 14 Wall St., Suite 1620 New York, NY 10005	9,847,087	(3)	13.2%

Jeffrey A. Tischler (8) 14 Wall St., Suite 1620 New York, NY 10005	3,667,900	(4)	4.8%

Bonnie K. Wachtel (7) 14 Wall St., Suite 1620 New York, NY 10005	700,000		*

Jeffrey D. Klores (7) 14 Wall St., Suite 1620 New York, NY 10005	301,000	*

William B.G. Scigliano (7) 14 Wall St., Suite 1620 New York, NY 10005	200,000	*

All Officers and Directors As a Group (6 persons as of March 31, 2008)	44,841,821	56.6%

Rite Holdings, Inc./Theodore Ferrara 299 Broadway New York, NY 10007	7,190,331	(5)	9.2%

Pinnacle Three Corporation 1445 Windjammer Way Hollywood, Fl 33160	22,515,000	(6)	30.4%

*  Less than 1%

(1)
Based on 73,984,095 shares of common stock outstanding as of June 18, 2008, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(2)
Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 228,121 shares of common stock issued on July 2, 2004 which are held indirectly by entities jointly owned by Oleg Firer, Yakov Shimon and Miron Guilliadov; (iii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; (iv) 4,000 shares of common stock purchased on the open market on October 5, 2004 at a price of $0.25 per share; (v) 5,200 shares of common stock purchased on the open market on February 25, 2005 at a price of $0.19 per share; (vi) 8,200 shares of common stock purchased on the open market on May 11, 2005 at a price of $0.095 per share; (vii) options issued on July 1, 2004 to purchase 1,845,825 shares of common stock which vested as of June 30, 2007 at a price of $1.00 per share; and (viii) options issued on May 3, 2006 to purchase 750,000 shares of common stock which will have vested as of June 30, 2008 at a price of $0.25 per share. Also includes the result of Mr. Firer’s entry into Proxy Agreements or about June 18, 2008, with six (6) different stockholders of the Company, holding an aggregate of 17,895,723 shares of the Company’s common stock, whereby they appointed Mr. Firer as proxy with full power of substitution to such stockholder’s shares of common stock at any annual or special meeting held within thirteen (13) months of each particular stockholders’ entry into the Proxy Agreements.  The stockholders that entered into Proxy Agreements with Mr. Firer include Rite Holdings, Inc. (7,190,331 shares), Yakov Shimon (8,932,510 shares), Leonid Shimon (266,907 shares), Arkady Khavulya (1,423,175 shares), Stanislav Pavlenko (7,800 shares), and G.R. Woitzik (75,000 shares).

(3)
Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 228,121 shares of common stock issued on July 2, 2004 which are held indirectly by entities jointly owned by Oleg Firer, Yakov Shimon and Miron Guilliadov; (iii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; (iv) options issued on July 1, 2004 to purchase 461,456 shares of common stock which vested as of June 30, 2007 at a price of $1.00 per share, and (v) options issued on May 3, 2006 to purchase 225,000 shares of common stock which will have vested as of June 30, 2008 at a price of $0.25 per share.

(4)
Includes : (i) 1,650,000 shares of restricted common stock awarded on February 1, 2006, pursuant to a Restricted Stock Agreement; (ii) Warrants issued on May 9, 2005 to purchase 720,000 shares of common stock at $0.50 per share; and (iii) options issued on May 9, 2005 to purchase 922,900 shares of common stock which vested as of June 30, 2007 at a price of $1.00 per share and (v) options issued on May 3, 2006 to purchase 375,000 shares of common stock which will have vested as of June 30, 2008 at a price of $0.25 per share.  Effective May 31, 2008, Jeffrey A. Tischler resigned from the Company, accelerating the expiration of his options and warrants to August 29, 2008.

(5)
Includes 7,190,331 shares of common stock sold to Rite Holdings on March 8, 2008 previously owned by Miron Guilliadov.  The beneficial owner of the shares held by Rite Holdings is Theodore Ferrara, who became our Director on July 17, 2008.

(6)
Includes: 22,515,000 shares of common stock issued upon conversion of the Promissory Note issued to Pinnacle Three Corporation for $450,000 at an exercise price of $0.02 per share including accrued interest of $300.

(7)
On July 16, 2008, the Company’s three independent Directors, Jeffrey Klores, Bonnie Wachtel and William Scigliano, tendered their resignations as Directors of the Company effective as of July 16, 2008.  On July 17, 2008, the Board of Directors of the Company approved a decrease in the number of Directors of the Company from four (4) to two (2) and appointed Theodore Ferrara as a Director of the Company to fill the one remaining vacancy on the Board.

(8)	On May 1, 2008, Jeffrey A. Tischler tendered his resignation as the Company’s Director, Executive Vice President and Chief Financial Officer, effective May 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended March 31, 2008, the Company paid approximately $22,500 for equipment previously purchased from ViVOtech Inc. Jeffrey D. Klores, a Director of the Company, was Vice President of Sales for ViVOtech Inc at the time of the purchase.  During the corresponding period ended March 31, 2007, the Company purchased equipment from ViVOtech Inc. aggregating of $22,947. Jeffrey D. Klores, a former Director of the Company, was Vice President of Sales for ViVOtech Inc

During the year ended March 31, 2008, the Company paid approximately $76,700 in residual commissions to an independent sales agent, a principal of which is also a principal of Rite Holdings, Inc., which is a significant shareholder of the Company.

Our former independent directors, Mr. Klores, Mr. Scigliano and Ms. Wachtel, qualified as being independent pursuant to the rules and regulations of NASDAQ.  Subsequent to their resignations in July 2008, the Company has not had an audit committee and/or a compensation committee and the functions of such committees have been handled exclusively by the board of directors.

On July 17, 2008, the Board of Directors of the Company approved a decrease in the number of Directors of the Company from four (4) to two (2) and appointed Theodore Ferrara as a Director of the Company to fill the one remaining vacancy on the Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered during fiscal years 2008 and 2007:

FEE CATEGORY	FISCAL 2008	FISCAL 2007
Audit Fees	$125,747	$92,550
Audit-Related Fees	-	2,310
Tax Fees	9,390	-
All Other Fees	-	3,815
Total Fees	$135,137	$98,675

Audit Fees. Consists of fees billed for professional services rendered by GBH CPAs, PC for the audit of the Company’s consolidated financial statements for the year ended March 31, 2008, Amper, Politziner & Mattia, P.C. for the audit of the Company’s consolidated financial statements for the year ended March 31, 2007 and the review of the interim consolidated financial statements included in the quarterly reports for the year ended March 31, 2008 and the period ended December 31, 2006 as well as for professional serves rendered by Malone and Bailey PC for the review of the quarterly reports for the periods ended September 30, 2006 and June 30, 2006.

Audit-Related Fees. Consists of fees billed for professional services rendered by Malone & Bailey PC in assisting the Company with the transition to new auditors in fiscal 2007.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning.

All Other Fees. Consists of fees billed for professional services rendered in assisting the Company in its response to comments from the Securities and Exchange Commission with regard to the Company’s Form 10-KSB for the fiscal year ended March 31, 2005.

ITEM 15. EXHIBITS

The following exhibits are included as part of this Form 10-K. References to "the Company" in this Exhibit List refer to Acies Corporation, a Nevada corporation.

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

10.14	Convertible Promissory Note with Pinnacle Three Corporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 21, 2008).

10.15
Settlement Agreement and Mutual Release Between Pinnacle Three Corporation and the Company (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 21, 2008).

16.1	Letter from Amper, Politziner & Mattia, P.C. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACIES CORPORATION

Date: August 15, 2008	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer

Date: August 15, 2008	By:	/s/ Oleg Firer
Oleg Firer
Chief Financial Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Oleg Firer	Chairman of the Board, and Chief Executive Officer	August 15, 2008
Oleg Firer

By:/s/ Oleg Firer
Oleg Firer	Chief Financial Officer	August 15, 2008

By: /s/ Theodore Ferrara	Director	August 15, 2008
Theodore Ferrara