Form 10-Q
period 2008-06-30
ACIES CORP
filed 2008-08-19
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-49724

ACIES CORPORATION
(Name of registrant in its charter)

Nevada	7389	91-2079553
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification No.)
organization)	Classification
Code Number)

14 Wall Street, Suite 1620
New York, New York 10005
(Address of principal executive offices)

(800) 361-5540
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐ No   ☒

As of July 31, 2008, the registrant had 73,984,095 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current Assets
Cash	$12,930	$41,398
Accounts receivable	1,046,081	1,083,705
Other current assets	10,863	16,295
Total current assets	1,069,874	1,141,398

Other assets and deposits	78,601	67,921
Fixed assets, net of accumulated depreciation of $37,438 and $35,892, respectively	16,970	18,516
Merchant Terminal Equipment, net of accumulated depreciation of $206,511 and $187,317, respectively	29,241	48,435
Total Assets	$1,194,686	$1,276,270

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Notes payable - current portion	$642,191	$800,677
Accounts payable and accrued expenses	1,205,844	1,360,280
Deferred revenue	64,155	95,233
Merchant equipment deposits	18,810	18,810
Common stock payable	450,300	-
Total current liabilities	2,381,300	2,276,000

Long - term portion of notes payable	96,211	102,010
Deferred rent and other obligations	68,320	70,694
Total Liabilities	2,545,831	2,448,704

Commitment and contingencies

Shareholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized, 51,469,095 shares issued and outstanding	51,469	51,469
Additional paid-in capital	4,904,396	4,891,729
Accumulated deficit	(6,307,010)	(6,115,632)
Total Shareholders' Deficit	(1,351,145)	(1,172,434)
Total Liabilities and Shareholders' Deficit	$1,194,686	$1,276,270

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Revenues	$3,210,123	$3,373,139
Cost of revenues	2,834,383	2,998,488
Gross margin	375,740	374,651

General, administrative and selling	526,286	580,134
Operating loss	(150,546)	(205,483)

Interest expense	(40,832)	(31,810)

Net loss	$(191,378)	$(237,293)

Loss per share – Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – Basic and diluted	51,469,095	51,169,095

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Three Months Ended June 30, 2008
(Unaudited)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2008	51,469,095	$51,469	$4,891,729	$(6,115,632)	$(1,172,434)

Stock-based compensation - restricted stock			3,667		3,667

Stock-based compensation – option expense	-	-	9,000		9,000

Net loss	-	-		(191,378)	(191,378)
Balance, June 30, 2008	51,469,095	$51,469	$4,904,396	$(6,307,010)	$(1,351,145)

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,
	2008	2007

CASH USED IN OPERATING ACTIVITIES
Net loss	$(191,378)	$(237,293)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	12,667	37,730
Depreciation expense	20,740	23,326
Changes in assets and liabilities:
Accounts receivable	37,624	(158,477)
Other current assets	(10,680)	-
Other assets and deposits	5,432	(4,379)
Deferred revenue	(32,078)	(31,876)
Accounts payable and accrued expenses	(154,136)	124,056
Deferred rent and other obligations	(2,374)	-
CASH USED IN OPERATING ACTIVITIES	(314,183)	(246,913)

CASH USED IN INVESTING ACTIVITIES:
Purchases of fixed assets	-	(470)
CASH USED IN INVESTING ACTIVITIES	-	(470)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	550,000	410,000
Repayment of notes payable	(264,285)	(123,273)
Repayment of note payable to officer	-	(40,042)
CASH FROM FINANCING ACTIVITIES	285,715	246,685

NET CHANGE IN CASH	(28,468)	(698)
Cash, beginning of period	41,398	1,827
Cash, end of period	$12,930	$1,129

Supplemental disclosures:
Cash paid for interest and debt-related fees	$40,832	$31,810
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Acies Corporation ("Acies" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies' Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2008 as reported in the 10-K have been omitted. Our fiscal year ends on March 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Summary of Significant Accounting Policies

The accounting policies of Acies are contained in the March 31, 2008 Form 10-K. The following are the more significant policies.

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

NOTE 2 – GOING CONCERN

Acies has limited capital resources and has incurred significant historical losses and negative cash flows from operations. Acies believes that funds on hand combined with funds that will be available from its operations and existing financing will not be adequate to finance its operation requirements and its financial obligations under its notes payable for the next twelve months. While Acies has obtained additional financing of $100,000 through the existing loan and security agreement and $450,000 in June 2008 through the execution of a convertible promissory note, Acies believes this will only alleviate its short-term capital needs.  Acies believes that it can secure additional capital through debt and/or equity financing, and has received proposals from potential lenders, which are currently in negotiation.  Acies does not, however, have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If Acies is unable to raise such additional financing, it would have a materially adverse effect upon its operations and its ability to fully implement its business plan, which would limit Acies ability to continue as an on-going business. Failure of Acies operations to generate sufficient future cash flow and failure to raise additional financing could have a material adverse effect on Acies' ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about Acies’ ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should Acies be unable to continue as a going concern.

NOTE 3 - NOTE PAYABLE

On October 31, 2006, Acies entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”). The Loan and Security Agreement provides a term loan facility with a maximum borrowing of $2,000,000. Each borrowing under this facility is to be repaid in 18 equal monthly installments from the date of the borrowing, each of which includes amortization of the principal amount of the borrowing as calculated using the interest method. A tri-party agreement between Acies, RBL and Chase Alliance Partners, LLC (“Chase”, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated payments of 150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings generally bear interest at a fixed rate per annum of prime at the time of the borrowing plus 8.90%. Each borrowing under the facility has been at an interest rate of 17.15%, except for September and December 2007, and February, March and April 2008 drawdowns, which bear interest at 16.65%, 16.15%, 14.90%, 14.18% and 15.01%, respectively.

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

The Loan and Security Agreement additionally provides for customary events of default with corresponding grace periods, including the failure to pay any principal or interest when due, failure to comply with covenants, material misrepresentations, certain bankruptcy, insolvency or receivership events, imposition of certain judgments and the liquidation or merger of Acies. Acies’ obligations under the Loan and Security Agreement are secured by substantially all of Acies’ assets, including future remittances relating to its portfolio of merchant accounts. Proceeds from loans under this facility have been used to fund general working capital needs, and to repay loans from officers of Acies.

Acies’ borrowings under this agreement during the three months ended June 30, 2008 were $100,000 in April 2008.  At June 30, 2008, our aggregate remaining principal outstanding from these borrowings was $738,402. The principal repayment schedule for notes payable as of June 30, 2008 was as follows:

Fiscal Period Ending June 30:
2009	$642,191
2010	63,811
2011	32,400
Total	$738,402

In June 2008, Acies borrowed $450,000 through the execution of a convertible promissory note with Pinnacle Three Corporation (“Pinnacle”), bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010.  On June 6, 2008, Acies received a conversion letter from Pinnacle requesting conversion of the principal and accrued interest into 22,515,000 shares of Acies common stock at a price of $0.02 per share, per the terms of the Note agreement.  The principal and interest total of $450,300 is included on the balance sheet as stock payable at June 30, 2008.  On July 17, 2008, Acies issued 22,515,000 shares to Pinnacle in exchange for the Settlement Agreement and Mutual Release between Pinnacle and Acies.

NOTE 4 - STOCK OPTIONS AND WARRANTS

Acies does not currently have an equity compensation plan in place. We have, however, issued options which have not been approved by our shareholders.

During the three months ended June 30, 2008 and 2007, Acies recognized stock-based compensation expense related to options in the amount of $9,000 and $33,230, respectively.  Unrecognized compensation expense on the non-vested portion of the options at June 30, 2008 was approximately $27,000, which is expected to be expensed over a weighted average period of 0.75 years.

No options were granted during the three months ended June 30, 2008.
Options outstanding and exercisable as of June 30, 2008:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,306,981	1.0 year	2,306,981
$1.00	100,000	1.2 years	91,667
$0.25	1,300,000	2.8 years	975,000
	3,706,981		3,373,648

Options outstanding as of June 30, 2008 have a $0 intrinsic value.

Warrants outstanding and exercisable as of June 30, 2008:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	1.6 years	7,590,000
$0.50	720,000	1.8 years	720,000
	8,310,000		8,310,000

There were no warrants issued during the three months ended June 30, 2008.

NOTE 5 - COMMON STOCK

In September 2007, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vested on June 30, 2008.  The market value on the date of issuance was $12,000, which was expensed ratably over the vesting period. For the three months ended June 30, 2008, Acies recognized $3,667 of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant.

In May 2006, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vested one year from the grant date. The market value on the date of issuance was $27,000, which was expensed ratably over the vesting period. During the three months ended 2007, Acies recognized a total of $4,500 of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant, which are now fully vested.

NOTE 6 - LOSS PER SHARE

Stock options and warrants in the aggregate amount of 12,016,981 are not included in the computation of diluted loss per share, as they are anti-dilutive for the three months ended June 30, 2008 and 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ACIES CORPORATION AND ITS PRINCIPAL SUBSIDIARY, ACIES, INC. (COLLECTIVELY, "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2008.

HISTORY

The Company was originally incorporated in the State of Nevada on October 11, 2000.  On October 1, 2003, the Company changed its name to Atlantic Synergy, Inc. (“Atlantic”).  Our principal subsidiary, Acies, Inc., was incorporated in the State of Nevada on April 22, 2004 as GM Merchant Solutions, Inc., and changed its name to Acies, Inc. on June 23, 2004.  On June 28, 2004, Acies, Inc. purchased substantially all of the assets of GM Merchant Solutions, Inc., a New York corporation ("GM-NY") and GMS Worldwide, LLC, a New York limited liability company ("GMS-NY"), including cash, accounts receivable, office equipment, furniture, computer hardware and software, and goodwill and other intangible property (including customer lists, leases, and material contracts) in exchange for Acies, Inc. common stock (the “Acies, Inc. Stock”).  Mr. Oleg Firer, our current Chief Executive Officer and Director, Mr. Yakov Shimon, our current Vice President of Technology and Data Management, and Mr. Miron Guilliadov, our former Vice President of Sales, had been engaged in the payment processing business through GM-NY and GMS-NY.

On July 2, 2004, Atlantic acquired approximately 99.2% of the issued and outstanding common stock of Acies, Inc. in exchange for approximately 26,150,000 newly issued shares of Atlantic's common stock (the "Exchange"). In connection with, and subsequent to, the Exchange, Atlantic transferred all of its assets held immediately prior to the Exchange, subject to all of Atlantic's then existing liabilities, to Terence Channon, Atlantic's former President and Chief Executive Officer, in consideration for Mr. Channon's cancellation of 4,285,000 shares of Atlantic's common stock and the cancellation of 200,000 shares of Atlantic's common stock held by a third party. The transaction was accounted for as a reverse merger.  In connection with this transaction, the Acies, Inc. Stock was exchanged for common stock of Atlantic.

In November 2004, Atlantic changed its name to Acies Corporation (“Acies” or the “Company”).

DESCRIPTION OF PRINCIPAL PRODUCTS AND SERVICES

The Company, through its wholly owned subsidiary Acies, Inc., is engaged in the business of providing payment processing solutions to small and medium size merchants across the United States. Through contractual relationships with third parties to whom we outsource the providing of certain services, Acies is able to offer complete solutions for payment processing, whereby we consult with merchants to best determine their hardware and software needs; provide transaction authorization, settlement and clearing services; perform merchant acceptance and underwriting functions; program, deploy and install traditional and next-generation point-of-sale (POS) terminals; assist in the detection of fraudulent transactions; and provide customer and technical support and service on an on-going basis. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Chase Paymentech Solutions, LLC.   Chase Paymentech Solutions, LLC is a joint venture between JPMorgan Chase & Co. and First Data Corp., and is the surviving parent entity of a business combination between Chase Merchant Services, LLC and Paymentech, LP.  On May 27, 2008, JPMorgan Chase and First Data Corp. announced that they have agreed to end their joint venture, Chase Paymentech Solutions, LLC, by the end of 2008.  In the interim, the two companies will continue to operate their joint venture and continue to provide services to their customers.  After the transition, First Data Corp. will assume management of the full-service ISO and Bank unit of the joint venture’s assets and continue to provide services to joint ventures customers.  The Company is currently negotiating new processing agreements with JPMorgan Chase and First Data Corp.

The Company’s payment processing services enable merchants to process Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion, and Gift & Loyalty transactions. Our card processing services enable merchants to accept traditional card-present transactions, including "swipe" and contactless transactions, as well as card-not-present transactions made by Internet or by mail, fax or telephone.

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

Our cost of revenues is comprised principally of interchange and association fees which are paid to the card-issuing bank and card association, and fees paid to third parties that have provided outsourced services. The fees paid are based upon fixed pricing schedules (certain detailed costs are fixed on a per transaction and/or event basis, while others are fixed as a percentage of the dollar volume of the transaction), which are subject to periodic revision, and are without regard to the pricing charged to the merchant. Fee structures with third parties providing outsourced services are reviewed, renegotiated and/or revised on a periodic basis, and are based on mutually agreed-to expectations relating to, for instance, minimum new business volume placed within specified periods which, if not met, would result in additional charges to be paid by the Company.

Although the Company initiates and maintains the primary relationships with the merchants whose transaction processing results in our revenues, including generally having control over pricing and retaining risk as it relates to the fees comprising our revenue stream, merchants do not have written contracts with the Company, and instead have contractual agreements with the third-party processor (e.g., Chase Paymentech) to whom we outsource, and rely on to perform, certain services on our behalf.

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

The credit, charge and debit card transaction processing services business is highly competitive. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Because of this our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. Because of the high levels of competition in the industry and the fact that other companies may have greater resources, it may be impossible for us to compete successfully. However, we seek to differentiate the Company through our consultative approach, recommending and implementing the best possible overall payment processing solutions, tailored to merchants’ specific needs.

TARGET MARKETS

We provide services principally to small and medium-size merchants in retail, restaurant, supermarket, petroleum and hospitality sectors located across the United States. The small merchants we serve typically process on average in excess of $20,000 a month in credit card transactions and have an average transaction value of approximately $50.00 per transaction. These merchants have traditionally been underserved by larger payment processors. As a result, these merchants have historically paid higher transaction fees than larger merchants and have not been provided with tailored solutions and on-going services that larger merchants typically receive from larger processors.

We believe that we have developed significant expertise in industries that we believe present relatively low risk as customers are generally present and the products and/or services are generally delivered at the time the transaction is processed. These industries include “brick and mortar” retailers, hospitality, automotive repair shops, food stores, petroleum distributors and professional service providers. As of March 31, 2008, approximately 18% of our merchants were professional service providers, 18% were hospitality merchants, 11% were food stores, 9% were gas stations and petroleum distributors, 8% were automotive sales and repair shops, 6% were apparel stores, 22% were other “brick and mortar” retailers and 8% were other industries.

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

Our independent sales agents and organizations are principally compensated by receiving on-going monthly residual payments based on a percentage of transaction-based revenues less expenses relating to merchant accounts they have brought to the Company. This stream of residual payments is paid to them indefinitely, assuming that the merchant is still processing through Acies, and that the agent continues to serve the merchant’s needs.

RELATIONSHIPS WITH SPONSORS AND PROCESSORS

Sponsor Bank

In order to provide processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard associations. The sponsor bank must register us with Visa as an Independent Sales Organization and with MasterCard as a Member Service Provider.

We currently have an agreement with Chase Merchant Services, LLC (“Chase”) and JPMorgan Chase Bank (“JPMorgan”) to sponsor us for membership in the Visa and MasterCard associations. Under this agreement, JPMorgan settles bank card transactions for our merchants. We entered into a five-year agreement with JPMorgan in December 2002, which has expired in December 2007. In addition, we have a similar agreement with Paymentech, LP, whereby merchant transactions also settle through JPMorgan, which expires in October 2009. As the result of a merger in 2006, Chase Merchant Services, LLC is now known as Chase Paymentech Solutions, LLC, which is also the parent of Paymentech, LP. The Company still maintains separate operating and financial relationships with Chase Paymentech Solutions, LLC and Paymentech, LP.  On May 27, 2008, JPMorgan Chase and First Data Corp. announced that they have agreed to end their joint venture, Chase Paymentech Solutions, LLC, by the end of 2008.  In the interim, the two companies will continue to operate their joint venture and continue to provide services to their customers.  After the transition, First Data Corp. will assume management of the full-service ISO and Bank unit of the joint venture’s assets and continue to provide services to joint ventures customers.  We are currently negotiating new processing agreements with JPMorgan Chase and First Data Corp.

Third-Party Processors

It is only through contractual arrangements with third-party processors that we have the capabilities to provide critical payment processing services to our merchants.

We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include First Data Corporation and Chase Paymentech Solutions, LLC. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them fees that they would have received if we had submitted the required minimum volume of transactions. Our agreement with First Data Corporation is part of an agreement with Chase Merchant Services, LLC, which has expired in December 2007. Our agreement with Paymentech, LP expires in October 2009. On May 27, 2008, JPMorgan Chase and First Data Corp. announced that they have agreed to end their joint venture, Chase Paymentech Solutions, LLC, by the end of 2008.  In the interim, the two companies will continue to operate their joint venture and continue to provide services to their customers.  After the transition, First Data Corp. will assume management of the full-service ISO and Bank unit of the joint venture’s assets and continue to provide services to joint ventures customers.  We are currently negotiating new processing agreements with JPMorgan Chase and First Data Corp.

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

The Company through its wholly owned subsidiary Acies, Inc., is engaged in the business of providing payment processing solutions to small and medium size merchants across the United States. Through contractual relationships with third parties to whom we outsource the providing of certain services, Acies is able to offer complete solutions for payment processing, whereby we consult with merchants to best determine their hardware and software needs; provide transaction authorization, settlement and clearing services; perform merchant acceptance and underwriting functions; program, deploy and install traditional and next-generation point-of-sale (POS) terminals; assist in the detection of fraudulent transactions; and provide customer and technical support and service on an on-going basis. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Chase Paymentech Solutions, LLC.  On May 27, 2008, JPMorgan Chase and First Data Corp. announced that they have agreed to end their joint venture, Chase Paymentech Solutions, LLC, by the end of 2008.  In the interim, the two companies will continue to operate their joint venture and continue to provide services to their customers.  After the transition, First Data Corp. will assume management of the full-service ISO and Bank unit of the joint venture’s assets and continue to provide services to joint ventures customers.  Acies is currently negotiating new processing agreements with JPMorgan Chase and First Data Corp.

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

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company. For the three months ended June 30, 2008, we had net loss of $191,378, and had an accumulated deficit of $6,307,010 and negative working capital of 1,311,426 as of June 30, 2008.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED JUNE 30, 2008, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

We had revenues of $3,210,123 for the three months ended June 30, 2008, compared to revenues of $3,373,139 for the three months ended June 30, 2007, a decrease in revenues from the prior period of $163,016 or 4.8%. The decrease in revenues was principally due to changes in the payment processing platforms for our merchant bank card processing. Our revenues vary quarter to quarter based on several factors.

We had cost of revenues relating to direct production costs of $2,834,383 for the three months ended June 30, 2008, compared to cost of revenues relating to direct production costs of $2,998,488 for the three months ended June 30, 2007, a decrease in cost of revenues from the prior period of $164,105 or 5.5%.  The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs which are associated with the change in merchant processing platforms.

Cost of revenues as a percentage of revenues was 88.3% for the three months ended June 30, 2008, compared to 88.9% for the three months ended June 30, 2007, a decrease in cost of revenues as a percentage of revenues of 0.6% from the prior period.

We had gross profit of $375,740 for the three months ended June 30, 2008, compared to gross profit of $374,651 for the three months ended June 30, 2007, an increase in gross profit of $1,089 or 0.3% from the prior period.

We had administrative expenses of $526,286 for the three months ended June 30, 2008, compared to administrative expenses of $580,134 for the three months ended June 30, 2007, a decrease in administrative expenses of $53,848 or 9.3% from the prior period.  The decrease in administrative expenses was primarily the result of decreased personnel costs and decreased marketing and investor relations expenses during the three months ended June 30, 2008, compared to the three months ended June 30, 2007, including a decrease in non-cash compensation expense of approximately $178,000 for the fair value of stock options and restricted stock granted in prior periods, which was not represented during the three months ended June 30, 2007.

We had loss from operations of $150,546 for the three months ended June 30, 2008, compared to $205,483 for the three months ended June 30, 2007, a decrease in loss from operations of $54,937 from the prior period. The decrease in loss from operations was mainly attributable to the $53,848 or 9.3% decrease in administrative expenses from savings realized from reduced personnel and other administrative expenses for the three months ended June 30, 2008, compared to the prior period.

We had interest expense for the three months ended June 30, 2008, of $40,832, compared to interest expense of $31,810 for the three months ended June 30, 2007, an increase in interest expense of $9,022 or 28.4% from the prior period.  The increase in interest expense is attributable to increased borrowings under the Loan and Security Agreement dated October 31, 2006.  The Company also incurred additional drawdowns on this credit facility during fiscal 2008, which led to increased interest expense for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

We had a net loss of $191,378 for the three months ended June 30, 2008, compared to $237,293 for the three months ended June 30, 2007, a decrease net loss of $45,915 from the prior period. The decrease was primarily attributable to the $54,937 or 26.7% decrease in loss from operations offset by the $9,022 or 28.4% increase in interest expense for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had total current assets of $1,069,874, and total current liabilities of $2,381,300 resulting in negative working capital of $1,311,426.  This compares to negative working capital of $1,134,145 at March 31, 2008.

We had a total accumulated deficit of $6,307,010 as of June 30, 2008.  The Company believes that the existing financing and expected earnings will not meet its current working capital and debt service requirements for the next twelve months.  These issues raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

At August 13, 2008, the aggregate remaining principal outstanding from our RBL facility borrowings was $576,358.

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

This borrowing will only alleviate our short-term capital needs.  Acies believes that it can secure additional capital through debt and/or equity financing, and has received proposals from potential lenders, which are currently in negotiation with Acies.  We do not, however, have any commitments or identified sources of additional capital from third parties or from our officers, directors or significant shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan, which would limit our ability to continue as an on-going business.

We had net cash used by operating activities of $314,183 for the three months ended June 30, 2008, which was mainly due to $191,378 of net loss, $154,136 of decrease in accounts payable and accrued expenses, $32,078 of decrease in deferred revenue, $10,680 of increase in other current assets and $2,374 increase in deferred rent and other obligations, offset by $12,667 of stock-based compensation, $20,740 of depreciation expense, $37,624 change in accounts receivable and $5,432 in other assets and deposits.

We had $285,715 of net cash from financing activities for the three months ended June 30, 2008, which represented $550,000 in proceeds from notes payable, offset by $264,285 of repayment of notes payable.

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

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

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

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and acting Chief Financial Officer, Oleg Firer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of June 30, 2008.  Based upon this evaluation, the Chief Executive Officer, who is also the acting  Chief Financial Officer, as a result of our former CFO’s, Jeffrey Tischler, resignation on May 1, 2008, has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008, because of the material weakness in internal control over financial reporting described below.

The matters involving internal controls and  procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's management in connection with the financial statements as of June 30, 2008.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 4, 2006, the Company received a complaint filed in the Supreme Court of the State of New York, County of New York, by a merchant, which named as co-defendants Acies, several of our strategic partners, and a third-party bank.  The dispute relates to bank accounts used by the merchant to process credit and debit card transactions.  The Company believes that the probability of any material loss is remote, especially when considering that we are contractually indemnified by a partner for the type of loss which would result from such a claim.

Other than the above mentioned dispute, we are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this quarterly report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2008 and March 31, 2007, we had a net loss of $668,140 and $1,130,717, respectively, and we have had negative operating cash flow of $453,081 and $474,181, respectively for such periods.  We had a net loss of $191,378 and negative cash flows from operations of $314,183 for the three months ended June 30, 2008.  We had a total accumulated deficit of $6,307,010 and negative working capital of 1,311,426 as of June 30, 2008.

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

DEPENDENCY ON ADDITIONAL FINANCING.

As mentioned above, we have experienced negative operating cash flow and there is no assurance that we will have positive operating cash flow in the future. We have relied upon borrowings under the Loan and Security Agreement described in detail in the section “Management’s Discussion and Analysis” and in Note 2 to the Unaudited Consolidated Financial Statements in order to satisfy our liquidity needs. The borrowing capacity afforded us under this agreement has been fully utilized based on the eighteen months term of the Loan and Security Agreement.  On June 5, 2008 the Company received additional financing, but needs to obtain additional financing to maintain liquidity over the next twelve months.

OUR AUDITED FINANCIAL STATEMENTS FOR FISCAL YEAR 2008 INCLUDE A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS.

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

The market price of our common stock may decline because there are a large number of options and warrants that are available for exercise, and the sale of shares underlying these options and warrants may depress the market price of our common stock. As of June 18, 2008, we had 73,984,095 shares of common stock issued and outstanding, 4,530,181 outstanding and exercisable options and warrants to purchase up to 8,310,000 shares of common stock. Although the holders may not exercise or convert our outstanding warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings. Exercise of these options and warrants would dilute the proportionate equity interest and voting power of holders of our common stock.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Furthermore, any issuer delisted from the OTCBB more than one (1) time in any twenty-four (24) month period for failure to file a periodic report would be ineligible to be re-listed for a period of one-year year, during which time any subsequent late filing would reset the one-year period of de-listing.  As we were late in filing our 10-K for the period ended March 31, 2008, if we are late in our filings two more times in the current twenty-four (24) month period, or three times in any subsequent twenty-four (24) month period and are de-listed from the OTCBB, or if our securities are de-listed from the OTCBB two times in any twenty-four (24) month period for failure to file a periodic report, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ended March 31, 2008, we were required to furnish a report by our management on our internal controls over financial reporting. Such report is required to contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Beginning with the year ended March 31, 2010; this report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. As we were unable to assert that our internal controls are effective as of March 31, 2008, and if in future years our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, the Company borrowed $450,000 through the execution of a Convertible Promissory Note (the “Note”) with Pinnacle Three Corporation, bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010.  On June 6, 2008, the Company received a conversion letter from Pinnacle Three Corporation requesting conversion of the principal and accrued interest into 22,515,000 shares of Acies common stock at a price of $0.02 per share, per the terms of the Note agreement.  On July 17, 2008, the Company issued 22,515,000 shares to Pinnacle Three Corporation in exchange for the Settlement Agreement and Mutual Release between Pinnacle Three Corporation and the Company.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale, the recipient was an “accredited investor” and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number              Description of Exhibit

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

16.1	Letter from Amper, Politziner & Mattia, P.C. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

31	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACIES CORPORATION

Date: August 19, 2008	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Chief Financial Officer