Form 10-Q
period 2008-09-30
ACIES CORP
filed 2008-11-17
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-49724

ACIES CORPORATION
(Name of registrant in its charter)

Nevada	7389	91-2079553
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification No.)
organization)	Classification
Code Number)

132 West 36th Street, 3rd Floor
New York, New York 10018
(Address of principal executive offices)

14 Wall Street, Suite 1620
New York, New York 10005
(Former Address of principal executive offices)

(646) 214-2880
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

As of November 14, 2008, the registrant had 73,984,095 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	March 31, 2008
ASSETS
Current Assets
Cash	$1,943	$41,398
Accounts receivable	663,509	1,083,705
Other current assets	5,432	16,295
Total current assets	670,884	1,141,398

Other assets and deposits	72,643	67,921
Fixed assets, net of accumulated depreciation of $39,193 and $35,892, respectively	15,215	18,516
Merchant Terminal Equipment, net of accumulated depreciation of $222,267 and $187,317, respectively	13,484	48,435
Total Assets	$772,226	$1,276,270

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Notes payable - current portion	$468,239	$800,677
Accounts payable and accrued expenses	929,339	1,360,280
Deferred revenue	32,077	96,233
Merchant equipment deposits	18,810	18,810
Total current liabilities	1,448,465	2,276,000

Long – term notes payable to officer	185,000
Long – term notes payable – Pinnacle Three Corporation	183,653	-
Long - term portion of notes payable	30,330	102,010
Deferred rent and other obligations	65,251	70,694
Total Liabilities	1,912,699	2,448,704

Commitment and contingencies

Shareholders' Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized, 73,984,095 and 51,469,095 shares issued and outstanding	73,984	51,469
Additional paid-in capital	5,341,181	4,891,729
Accumulated deficit	(6,555,938)	(6,115,632)
Total Shareholders' Deficit	(1,140,473)	(1,172,434)
Total Liabilities and Shareholders' Deficit	$772,226	$1,276,270

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Revenues	$2,439,323	$3,272,356	$5,649,446	$6,645,494
Cost of revenues	2,187,592	2,927,790	5,021,975	5,926,278
Gross margin	251,731	344,566	627,471	719,216

General, administrative and selling	466,457	547,605	992,743	1,127,739
Operating loss	(214,726)	(203,039)	(365,272)	(408,523)

Interest expense	(33,902)	(36,065)	(74,734)	(67,875)

Net loss	$(248,628)	$(239,104)	$(440,006)	$(476,398)

Loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding – Basic and diluted	70,068,443	51,263,660	60,819,587	51,216,636

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Six Months Ended September 30, 2008
(Unaudited)
	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2008	51,469,095	$51,469	$4,891,729	$(6,115,632)	$(1,172,434)

Stock-based compensation - restricted stock	22,515,000	22,515	427,785		450,300

Stock-based compensation - restricted stock			3,667		3,667

Stock-based compensation – option expense	-	-	18,000		18,000

Net loss	-	-		(440,006)	(440,006)
Balance, September 30, 2008	73,984,095	$73,984	$5,341,181	$(6,555,938)	$(1,140,473)

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2008 and 2007
(Unaudited)

	Six Months Ended September 30,
	2008	2007

CASH USED IN OPERATING ACTIVITIES
Net loss	$(440,006)	$(476,398)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	21,667	51,191
Depreciation expense	38,252	46,001
Changes in assets and liabilities:
Accounts receivable	420,196	(14,805)
Other current assets	10,863	-
Other assets and deposits	(4,722)	(12,281)
Accounts payable and accrued expenses	(245,641)	82,047
Deferred revenue	(64,156)	(63,751)
CASH USED IN OPERATING ACTIVITIES	(268,990)	(387,996)

CASH USED IN INVESTING ACTIVITIES:
Purchases of fixed assets	-	(6,839)
CASH USED IN INVESTING ACTIVITIES	-	(6,839)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	733,653	910,000
Repayment of notes payable	(504,118)	(282,232)
Repayment of loan from officer	-	(40,042)
CASH PROVIDED BY FINANCING ACTIVITIES	229,535	587,726

NET CHANGE IN CASH	(39,455)	192,891
Cash, beginning of period	41,398	1,827
Cash, end of period	$1,943	$194,718

Supplemental disclosures:
Cash paid for interest and debt-related fees	$34,201	$67,875
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Note payable to officer issued for accounts payable and accrued expenses	$185,000	$-
Conversion of debt and accrued interest to common stock	450,300	-

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

NOTE 2 – GOING CONCERN

Acies has limited capital resources and has incurred significant historical losses and negative cash flows from operations. Acies believes that funds on hand combined with funds that will be available from its operations and existing financing will not be adequate to finance its operating requirements and its financial obligations under its notes payable for the next twelve months. Acies has obtained additional financing of $100,000 through the existing loan and security agreement and $450,000 in June 2008 through the execution of a promissory note, which was subsequently converted into shares of Acies common stock (see Note 3).  During the months of August and September 2008, Acies executed another convertible promissory note with Pinnacle Three Corporation for an additional $183,653. Acies believes this will only alleviate its short-term capital needs.  Acies believes that it can secure additional capital through debt and/or equity financing, and has received proposals from potential lenders, which are currently in negotiation.  Acies does not, however, have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If Acies is unable to raise such additional financing, it would have a materially adverse effect upon its operations and its ability to fully implement its business plan, which would limit Acies ability to continue as an on-going business. Failure of Acies operations to generate sufficient future cash flow and failure to raise additional financing could have a material adverse effect on Acies' ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about Acies’ ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should Acies be unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

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

Acies’ borrowings under this agreement during the six months ended September 30, 2008 were $100,000 in April 2008.  With the April 2008 drawdown on this facility, the Company has fully utilized this capacity and has no remaining availability on this facility.  At September 30, 2008, our aggregate remaining principal outstanding from these borrowings was $498,569. The principal repayment schedule for notes payable as of September 30, 2008 was as follows:

Fiscal Period Ending September 30:
2009	$468,239
2010	23,099
2011	7,231
Total	$498,569

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

During the months of August and September 2008, Acies borrowed $172,653 through the execution of a convertible promissory note with Pinnacle Three Corporation (“Pinnacle”), bearing interest at a rate of 18% per annum, with principal and all accrued interest payable on September 23, 2009.  The Pinnacle note is convertible into shares of the Company’s common stock at an exercise price of $0.02 per share at any time prior to the Maturity Date.

NOTE 4 – NOTE PAYABLE TO OFFICER

On September 23, 2008, Acies entered into an 18% Convertible Promissory Note in favor of Oleg Firer, Acies’ Chief Executive Officer to evidence the amount of $185,000 owed by Acies to Mr. Firer in connection with various expenses paid by Mr. Firer on Acies’ behalf and reimbursements he is owed dating back to April 2006.  Under the terms and conditions of the note, Acies promised to pay to Mr. Firer a principal sum in the amount of $185,000, together with accrued and unpaid interest at the rate of 18% per annum, on September 23, 2009. The note is convertible into shares of Acies’ common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The note is redeemable by Acies by payment of the entire principal and interest outstanding under the note to Mr. Firer. Acies must provide 30 days notice to Mr. Firer prior to redemption.

NOTE 5 - STOCK OPTIONS AND WARRANTS

Acies does not currently have an equity compensation plan in place. Acies has, however, issued options which have not been approved by our shareholders.

During the six months ended September 30, 2008 and 2007, Acies recognized stock-based compensation expense related to options in the amount of $18,000 and $45,691, respectively.  Unrecognized compensation expense on the non-vested portion of the options at September 30, 2008 was approximately $27,000, which is expected to be expensed over a weighted average period of 0.75 years.

No options were granted during the three months ended September 30, 2008.
Options outstanding and exercisable as of September 30, 2008:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,306,981	1.0 year	2,306,981
$1.00	100,000	1.2 years	91,667
$0.25	1,300,000	2.8 years	975,000
	3,706,981		3,373,648

Options outstanding as of September 30, 2008 have a $0 intrinsic value.

Warrants outstanding and exercisable as of September 30, 2008:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	1.6 years	7,590,000
	7,590,000		7,590,000

There were no warrants issued during the six months ended September 30, 2008.

NOTE 6 - COMMON STOCK

In September 2007, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vested on June 30, 2008.  The market value on the date of issuance was $12,000, which was expensed ratably over the vesting period. For the six months ended September 30, 2008, Acies recognized $3,667 of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant.

In May 2006, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vested one year from the grant date. The market value on the date of issuance was $27,000, which was expensed ratably over the vesting period. During the six months ended September 30, 2007, Acies recognized a total of $4,500 of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant, which are now fully vested.

On July 17, 2008, Acies issued 22,515,000 shares to Pinnacle in exchange for the $450,000 convertible promissory note and accrued interest.

NOTE 7 - LOSS PER SHARE

Stock options and warrants in the aggregate amount of 11,296,981 are not included in the computation of diluted loss per share, as they are anti-dilutive for the six months ended September 30, 2008 and 2007.

NOTE 8 – SUBSEQUENT EVENT

On October 20, 2008, Acies entered into a non-binding term sheet with I-Toss Acquisition, Inc. a Delaware corporation (“I-Toss”). Pursuant to the term sheet, upon the receipt of certain approvals required to be obtained on the part of I-Toss, Acies and I-Toss agreed to use their best efforts to draft and finalize a share exchange agreement between Acies, I-Toss and its shareholders, whereby I-Toss and its shareholders will exchange all of the then outstanding shares of I-Toss for 44,340,000 post-reverse split shares of Acies’ common stock, which shares will be issued pro rata to I-Toss’s shareholders and will represent not less than 98.46% of Acies’ then fully-diluted outstanding shares of common stock. A required term of the exchange is the assumption by Acies of all the outstanding warrants to purchase shares of common stock of I-Toss on similar terms as are currently outstanding. Assuming the exchange is consummated, I-Toss will become a wholly-owned subsidiary of Acies.

Prior to the parties affecting the exchange, I-Toss is required to acquire all of the outstanding securities of L.A. Digital Post, Inc. (“LADP”) and Electronic Picture Solutions, Inc. (“EPS”).

Following the acquisitions of LADP and EPS, and prior to the closing of the exchange, the term sheet contemplates Acies filing and distributing an Information Statement with the Securities and Exchange Commission and receiving shareholder approval for the consummation of the exchange, approving a 1 for 100 reverse stock split with all shareholders owning less than 100 shares being rounded up to own 100 shares, approving a name change to a name to be determined by I-Toss, at its sole discretion, and approving the spin off, described below. Pursuant to the term sheet, the cost and expenses incurred by Acies in connection with the Information Statement will be paid by I-Toss.

Assuming the exchange is consummated, the term sheet contemplates Acies, immediately after the effective time of the exchange and with the assistance of I-Toss, effecting a spin-off of Acies’ wholly owned subsidiary, to a stand-alone private company solely owned by Acies’ current Chief Executive Officer. The spin-off will effectively spin off Acies’ current operations as a payment services company and Acies’ sole business focus following the spin-off will be the operations of I-Toss. As consideration for Acies agreeing to the spin-off, it is contemplated that Mr. Firer will cancel 5,000,000 pre-split shares of common stock of Acies that he currently beneficially owns and Mr. Firer will assume the then outstanding amount of Acies’ RBL Capital Group, LLC loan facility. Further, it is contemplated that Acies will agree to relinquish any and all rights to ownership of Acies’ current operations and any associated assets in consideration for the spin-off and the assumption of the RBL loan facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ACIES CORPORATION AND ITS PRINCIPAL SUBSIDIARY, ACIES, INC. (COLLECTIVELY, "THE COMPANY", "WE", “ACIES,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2008.

HISTORY

The Company was originally incorporated in the State of Nevada on October 11, 2000.  On October 1, 2003, the Company changed its name to Atlantic Synergy, Inc. (“Atlantic”).  Our principal subsidiary, Acies, Inc., was incorporated in the State of Nevada on April 22, 2004 as GM Merchant Solutions, Inc., and changed its name to Acies, Inc. on June 23, 2004.  On June 28, 2004, Acies, Inc. purchased substantially all of the assets of GM Merchant Solutions, Inc., a New York corporation ("GM-NY") and GMS Worldwide, LLC, a New York limited liability company ("GMS-NY"), including cash, accounts receivable, office equipment, furniture, computer hardware and software, and goodwill and other intangible property (including customer lists, leases, and material contracts) in exchange for Acies, Inc. common stock (the “Acies, Inc. Stock”).  Mr. Oleg Firer, our current Chief Executive Officer and Director, Mr. Yakov Shimon, our former Vice President of Technology and Data Management, and Mr. Miron Guilliadov, our former Vice President of Sales, had been engaged in the payment processing business through GM-NY and GMS-NY.

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

In November 2004, Atlantic changed its name to Acies Corporation (“Acies” or the “Company”).

DESCRIPTION OF PRINCIPAL PRODUCTS AND SERVICES

The Company, through its wholly owned subsidiary Acies, Inc., is engaged in the business of providing payment processing solutions to small and medium size merchants across the United States. Through contractual relationships with third parties to whom we outsource the providing of certain services, Acies is able to offer complete solutions for payment processing, whereby we consult with merchants to best determine their hardware and software needs; provide transaction authorization, settlement and clearing services; perform merchant acceptance and underwriting functions; program, deploy and install traditional and next-generation point-of-sale (POS) terminals; assist in the detection of fraudulent transactions; and provide customer and technical support and service on an on-going basis. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Chase Paymentech Solutions, LLC.  Chase Paymentech Solutions, LLC is a joint venture between JPMorgan Chase & Co. and First Data Corp., and is the surviving parent entity of a business combination between Chase Merchant Services, LLC and Paymentech, LP.  On May 27, 2008, JPMorgan Chase and First Data Corp. announced that they have agreed to end their joint venture, Chase Paymentech Solutions, LLC, by the end of 2008.  In the interim, the two companies will continue to operate their joint venture and continue to provide services to their customers.  After the transition, First Data Corp. will assume management of the full-service ISO and Bank unit of the joint venture’s assets and continue to provide services to the joint ventures customers.  The Company is currently negotiating new processing agreements with JPMorgan Chase and First Data Corp.

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

We believe that we have developed significant expertise in industries that we believe present relatively low risk as customers are generally present and the products and/or services are generally delivered at the time the transaction is processed. These industries include “brick and mortar” retailers, hospitality, automotive repair shops, food stores, petroleum distributors and professional service providers. As of March 31, 2008, the end of our last fiscal year, approximately 18% of our merchants were professional service providers, 18% were hospitality merchants, 11% were food stores, 9% were gas stations and petroleum distributors, 8% were automotive sales and repair shops, 6% were apparel stores, 22% were other “brick and mortar” retailers and 8% were other industries.

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

RECENT MATERIAL AGREEMENTS

I-Toss Acquisition

On or about October 20, 2008, the Company entered into a non-binding Term Sheet with I-Toss Acquisition, Inc. a Delaware corporation (“I-Toss”), as reported in the Company’s Form 8-K filed with the Commission on October 29, 2008.  Pursuant to the Term Sheet, upon the receipt of certain approvals required to be obtained on the part of I-Toss, the Company and I-Toss agreed to use their best efforts to draft and finalize a share exchange agreement between the Company, I-Toss and its shareholders (the “Exchange”), whereby I-Toss and its shareholders will exchange all of the then outstanding shares of I-Toss for 44,340,000 post-Reverse Split (as described below) shares of the Company’s common stock, which shares will be issued pro rata to I-Toss’s shareholders and will represent not less than 98.46% of the Company’s then fully-diluted outstanding shares of common stock.  A required term of the Exchange is the assumption by Acies of all of the outstanding warrants to purchase shares of common stock of I-Toss on similar terms as are currently outstanding.  Assuming the Exchange is consummated, I-Toss will become a wholly-owned subsidiary of the Company.

Prior to the parties effecting the Exchange, and the other transactions described below (including the Reverse Split, the Name Change and the Spin Off, as described below), I-Toss is required to acquire all of the outstanding securities of L.A. Digital Post, Inc. (“LADP”) and Electronic Picture Solutions, Inc. (“EPS”).

Following the acquisition of LADP and EPS, and prior to the closing of the Exchange, the Term Sheet contemplates the Company filing and distributing an Information Statement with the Securities and Exchange Commission and receiving shareholder approval for the consummation of the Exchange, approving a 1 for 100 reverse stock split (the “Reverse Split”) with all shareholders owning less than 100 shares being rounded up to own 100 shares, approving a name change (the “Name Change”) to a name to be determined by I-Toss, at its sole discretion, and approving the Spin Off, described below. Pursuant to the Term Sheet, the cost and expenses incurred by the Company in connection with the Information Statement will be paid by I-Toss.

Assuming the Exchange is consummated, the Term Sheet contemplates the Company, immediately after the effective time of the Exchange and with the assistance of I-Toss, effecting a spin-off (the “Spin Off”) of Acies, Inc., a Nevada corporation and the Company’s wholly owned subsidiary, to a stand alone private company solely owned by the Company’s current Chief Executive Officer and Director, Oleg Firer.  The Spin-Off will effectively spin off the Company’s current operations as a payment services company (the “Acies Operations”) and the Company’s sole business focus following the Spin Off will be the operations of I-Toss.  As consideration for the Company agreeing to the Spin-Off, it is contemplated that Mr. Firer will cancel 5,000,000 pre-split shares of common stock of the Company that he currently beneficially owns and Mr. Firer will assume the then outstanding amount of the Company’s RBL Capital Group, LLC (“RBL”) loan facility.  Further, it is contemplated that the Company will agree to relinquish any and all rights to ownership of the Acies Operations and any associated assets in consideration for the Spin Off and the assumption by Acies, Inc., of the RBL loan facility.

In connection with the Exchange, it is contemplated that the Company’s current officers and Directors will resign and new officers and Directors to be determined by I-Toss and/or the former shareholders of I-Toss in their sole discretion will be appointed.

The Company and I-Toss agreed to use their best good faith efforts to execute a definitive agreement to effect the Exchange and the related transactions discussed above as soon as practicable after the transactions contemplated by the Term Sheet have been approved by I-Toss’s shareholders. Pursuant to the Term Sheet, I-Toss will be responsible for the payment of all legal, accounting and other expenses incurred in connection with the Exchange and the other related transactions discussed above.  The Company and I-Toss are currently discussing the definitive terms of the Exchange agreement and awaiting audited financial statements of LADP and EPS and the Company does not have a definitive time table for finalizing the Exchange, filing the Information Statement and affecting the other transactions contemplated by the Term Sheet.

The Company is currently discussing the possibility of changing the terms of the Term Sheet with I-Toss and potentially affecting the Exchange prior to receiving shareholder approval for the corporate actions which will require shareholder approval; however neither I-Toss or the Company have formally agreed to any changes in the terms of the Term Sheet as of the filing of this report.

Lease Termination

On or about November 10, 2008, the Company entered into a Lease Termination Agreement with CRP/Capstone 14 W Property Owner, L.L.C., a Delaware limited liability company (“CRP”) and the landlord and owner of the Company’s office space at 14 Wall Street, New York, New York.  Pursuant to the Lease Termination Agreement the Company and CRP agreed to terminate the lease agreement for the Company’s office space at 14 Wall Street, New York, New York.  The Company entered into the lease agreement on June 4, 2004, and the Company vacated the premises on September 30, 2008.  The Lease Termination Agreement has an effective date of September 30, 2008.  As consideration for allowing termination of the lease agreement, the Company agreed to pay CRP a total of $12,500 prior to November 28, 2008, which amount has not been paid to date, and relinquish all rights to any security deposits held by CRP.  The Lease Termination Agreement also provides a mutual release of liability provision whereby the Company and CRP agreed to release and discharge each other from all claims and liability arising out of or in connection with the lease agreement.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Moving forward, we anticipate finalizing the Exchange with I-Toss, as described above.  Shortly after our entry into the Exchange, we anticipate filing an Information Statement with the Securities and Exchange Commission to receive shareholder approval for the consummation of the Exchange and the related actions and transactions described above.  Until such time as the Exchange is effected, of which there can be no assurances, we will continue to engage in the business of providing payment processing solutions to small and medium size merchants across the United States, and will use our best efforts to expand our client base and/or improve the Company’s profitably.  Assuming the Exchange is consummated, of which there can be no assurance, our operations will change to those of I-Toss.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company. For the six months ended September 30, 2008, we had net loss of $440,006, and had an accumulated deficit of $6,555,938 and negative working capital of $777,881 as of September 30, 2008.

The Company received a going concern opinion from its auditors on its audited financial statements for fiscal 2008 and its unaudited financial statements for the six month period ended September 30, 2008. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. This substantial doubt may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

We anticipate needing to raise additional capital in the short term to continue our operations in addition to the previous notes we sold in August 2008.  We anticipate the need for approximately $2,000,000 of additional capital to support our operations for the next 12 months.  We may attempt to sell debt and/or equity securities in the future to raise additional funds to continue our business operations until we can complete the Exchange, if ever, which funds may not be available on favorable terms, if at all.  If we are unable to raise additional funding in the future, we may be unable to consummate the Exchange and/or may be forced to curtail our business operations, change our business focus, cease our periodic filings, sell our assets, file for bankruptcy protection or dissolve the Company.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues decreased $883,003 or 25.5% to $2,439,323 for the three months ended September 30, 2008, as compared to revenues of $3,272,356 for the three months ended September 30, 2007. The decrease in revenues was principally due to lower then expected revenue primarily as a consequence of the downturn in the economy which resulted in lower merchant processing fees from our merchant bank card processing.

Cost of revenues decreased $740,198 or 25.3% to $2,187,592 for the three months ended September 30, 2008, as compared to cost of revenues of $2,927,790 for the three months ended September 30, 2007. The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from a decrease in merchant processing revenues.

Gross margin decreased $92,835 or 26.9% to $251,731 for the three months ended September 30, 2008, as compared to gross margin of $344,566 for the three months ended September 30, 2007.

Cost of revenues as a percentage of revenues was 89.6% for the three months ended September 30, 2008, compared to 89.5% for the six months ended September 30, 2007, an increase in cost of revenues as a percentage of revenues of 0.1% from the prior period.

General, administrative and selling ("G&A") expense decreased $81,148 or 14.8% to $466,457 for the three months ended September 30, 2008, as compared to G&A expense of $547,605 for the three months ended September 30, 2007. The decrease in G&A expense was principally attributable to decreased personnel costs.

During the three months ended September 30, 2008, we incurred interest expense of $33,902 related to our notes payable compared to $36,065 for three month period of the prior year, a decrease of $2,163 or 6% from the prior period.

We had a net loss of $248,628 for the three months ended September 30, 2008, as compared to a net loss of $239,104 for the three months ended September 30, 2007, an increase in net loss of $9,524 or 4%.

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2007

We had revenues of $5,649,446 for the six months ended September 30, 2008, compared to revenues of $6,645,494 for the six months ended September 30, 2007, a decrease in revenues from the prior period of $966,048 or 15.0%. The decrease in revenues was principally due to lower then expected revenue primarily as a consequence of the downturn in the economy which resulted in lower merchant processing fees from our merchant bank card processing. We anticipate our revenues being lower for fiscal 2009 versus fiscal 2008 due to the overall downturn in the economy and reduced consumer spending, which in turn reduces the merchant processing fees we receive.

We had cost of revenues relating to direct production costs of $5,021,975 for the six months ended September 30, 2008, compared to cost of revenues relating to direct production costs of $5,926,278 for the six months ended September 30, 2007, a decrease in cost of revenues from the prior period of $904,303 or 15.3%.  The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from a decrease in merchant processing revenues.

Cost of revenues as a percentage of revenues were 88.9% for the six months ended September 30, 2008, compared to 89.2% for the six months ended September 30, 2007, a decrease in cost of revenues as a percentage of revenues of 0.3% from the prior period.

We had gross profit of $627,471for the six months ended September 30, 2008, compared to gross profit of $719,216 for the six months ended September 30, 2007, a decrease in gross profit of $91,745 or 12.8% from the prior period attributable to decreased revenues.

We had general, administrative and selling expenses of $992,743 for the six months ended September 30, 2008, compared to general, administrative and selling expenses of $1,127,739 for the six months ended September 30, 2007, a decrease in general, administrative and selling expenses of $134,996 or 12.0% from the prior period.  The decrease in general, administrative and selling expenses was primarily the result of decreased personnel costs offset by higher professional fees and travel expenses during the six months ended September 30, 2008, compared to the six months ended September 30, 2007.

We had loss from operations of $365,272 for the six months ended September 30, 2008, compared to a loss from operations of $408,523 for the six months ended September 30, 2007, a decrease in loss from operations of $43,251 or 10.6% from the prior period. The decrease in loss from operations was mainly attributable to the $134,996 or 12.0% decrease in general, administrative and selling expenses, offset by the $91,745 or 12.8% decrease in gross profit for the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

We had interest expense for the six months ended September 30, 2008, of $74,734, compared to interest expense of $67,875 for the six months ended September 30, 2007, an increase in interest expense of $6,859 or 10.1% from the prior period.  The increase in interest expense was mainly attributable to increased borrowings under the Loan and Security Agreement dated October 31, 2006 with RBL, as described below.  The Company also incurred additional drawdowns on this credit facility during fiscal 2009, which led to increased interest expense for the six months ended September 30, 2008, compared to the six months ended September 30, 2007.

We had a net loss of $440,006 for the six months ended September 30, 2008, compared to $476,398 for the six months ended September 30, 2007, a decrease net loss of $36,392 or 7.63% from the prior period. The decrease was primarily attributable to the $43,251 or 10.6% decrease in loss from operations offset by the $6,859 or 10.1% increase in interest expense for the six months ended September 30, 2008, compared to the six months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had total current assets of $670,884, and total current liabilities of $1,448,465 resulting in negative working capital of $777,881.  This compares to negative working capital of $1,134,602 at March 31, 2008.

We had a total accumulated deficit of $6,555,938 as of September 30, 2008.  The Company believes that the existing financing and expected earnings will not meet its current working capital and debt service requirements for the next twelve months, assuming the Exchange with I-Toss is not effected.  These issues raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

At November 14, 2008, the aggregate remaining principal outstanding from our RBL facility borrowings was $376,661.  As of September 30, 2008, the aggregate borrowings under the facility were $498,569.  The amounts borrowed from RBL bear interest at varying interest rates from between 14.18% and 17.15% per annum.

In June 2008, the Company borrowed $450,000 through the execution of a Convertible Promissory Note (the “Note”), with Pinnacle Three Corporation (“Pinnacle”), bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010.  On June 6, 2008, the Company received a conversion letter from Pinnacle requesting conversion of the principal and accrued interest into 22,515,000 shares of Acies common stock at a price of $0.02 per share, per the terms of the Note agreement.  On July 17, 2008, the Company issued 22,515,000 shares to Pinnacle in exchange for a Settlement Agreement and Mutual Release between Pinnacle and the Company.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Pinnacle for $172,653 to evidence loans advanced to the Company by Pinnacle during the months of August and September 2008.  Together with principal and all accrued interest, the note is due and payable on September 23, 2009.  The note is convertible into shares of the Company’s common stock at an exercise price of $0.02 per share at any time prior to the maturity date.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Mr. Oleg Firer, the Company’s Chief Executive Officer and Director of the Company, to evidence the amount of $185,000 owed by the Company to Mr. Firer in connection with various expenses paid by Mr. Firer on the Company’s behalf and reimbursements he is owed dating back to April 2006. The note is due and payable together with accrued and unpaid interest on September 23, 2009, and is convertible into shares of the Company’s common stock at an exercise price of $0.02 per share at any time prior to the maturity date.

The Company’s recent borrowing will only alleviate our short-term capital needs.  Acies will need to secure additional capital through debt and/or equity financing, of which there can be no assurance to continue its business operations.  Further, in the event the Exchange with I-Toss and other related transactions, described above under “I-Toss Acquisition,” are finalized, the Company would be able to transfer the $2,000,000 of debt under the RBL Loan Agreement out of the Company, assuming such transfer is approved by RBL.  We do not, however, have any commitments or identified sources of additional capital from third parties or from our officers, directors or significant shareholders. There is no assurance that additional financing will be available on favorable terms, if at all, or that the Exchange with I-Toss will ever be finalized. If we are unable to raise such additional financing or finalize the Exchange with I-Toss, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan, which would limit our ability to continue as an on-going business.  Assuming the Exchange with I-Toss is not finalized, the Company estimates that it will need approximately $2,000,000 of additional financing to continue its business operations, including administrative and other costs, for the next 12 months.

We had net cash used by operating activities of $268,990 for the six months ended September 30, 2008, which was mainly due to $440,006 of net loss, $245,641 of decrease in accounts payable and accrued expenses, $64,156 of decrease in deferred revenue, and $4,722 decrease in other assets and deposits offset by $10,863 of increase in other current assets, $21,667 of stock-based compensation, $38,252 of depreciation expense and $420,196 of decrease in accounts receivable.

We had $229,535 of net cash provided by financing activities for the six months ended September 30, 2008, which represented $733,653 in proceeds from notes payable, offset by $504,118 of repayment of notes payable.

Cash Requirements

Our business is such that our revenues are generally recurring. Once we add a new account, which generally entails up-front expenditures, whether it be salaries for direct (i.e., Acies-employed) salespersons, or an investment in merchant terminal equipment, we typically receive revenue relating to that account for as long as the merchant is our customer. If we employ a strategy of utilizing independent sales agents and organizations, who are not salaried and are paid on a performance-based basis, the up-front costs are even less; however, commissions payable to these independent sales agents are higher.

Our strategy is flexible, whereby we attempt to employ funds that are available to us to profitably grow the business as rapidly as possible, albeit in a controlled fashion, with an eye toward maintaining customer service levels and minimizing risk in order to retain merchants and have a long-term revenue stream. Assuming the Exchange with I-Toss is not finalized, funding may be necessary to grow the business significantly, especially through direct sales channels which would require the addition of salaried employees. In the absence of such funding, we believe that we can continue to grow at modest levels, relying more heavily on the indirect (i.e., independent sales agent) channel.

Most of our expenses are variable and are a function of our revenue stream, while other expenses are of a more fixed nature, but are still controllable. Moreover, our fixed expenses which reflect the on-going cost of our infrastructure would not need to be increased significantly as our revenue base increases. We estimate that over the next twelve months, to maintain a minimal rate of growth, we would have corporate operating expenses on a cash basis, excluding our cost of revenues which is variable, of approximately $2,000,000, assuming the Exchange with I-Toss is not finalized. This would include our personnel costs, rent, professional fees, insurance, utilities and other office expenses. At our current revenue growth rate, assuming no improvement over historical margins, we believe that operating cash flow would not be sufficient to cover our expenditures, unless we are able to obtain additional financing.

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to finalize the Exchange with I-Toss or raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, including the proposed Exchange with I-Toss, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and acting Chief Financial Officer, Oleg Firer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of September 30, 2008.  Based upon this evaluation, the Chief Executive Officer, who is also the acting  Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008, because of the material weakness in internal control over financial reporting described below.

The matters involving internal controls and  procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's management in connection with the financial statements as of September 30, 2008.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

IF THE SHARE EXCHANGE AGREEMENT WITH I-TOSS ACQUISITION, INC. IS FINALIZED, THE COMPANY WILL EFFECT A SPIN-OFF OF ITS OPERATIONS AS A PAYMENT SERVICES COMPANY

On or about October 20, 2008, the Company entered into a non-binding Term Sheet with I-Toss Acquisition, Inc. (“I-Toss”).  Pursuant to the Term Sheet, upon the receipt of certain approvals required to be obtained on the part of I-Toss, the Company and I-Toss agreed to use their best efforts to draft and finalize a share exchange agreement between the Company, I-Toss and its shareholders (the “Exchange”), whereby I-Toss and its shareholders will exchange all of the then outstanding shares of I-Toss for shares of the Company’s common stock.  Pursuant to and in connection with the Exchange, if finalized, the Company will affect a spin-off (the “Spin Off”) of Acies, Inc., a Nevada corporation and the Company’s wholly owned subsidiary, to a stand alone private company solely owned by the Company’s current Chief Executive Officer and Director, Oleg Firer.  The Spin-Off will effectively spin off the Company’s current operations as a payment services company (the “Acies Operations”) and the Company’s sole business focus following the Spin Off will be the operations of I-Toss.  Upon stockholder approval, the Company will affect the Spin-Off immediately after the Exchange with I-Toss is effected.  As consideration for the Company agreeing to the Spin-Off, Mr. Firer will cancel 5,000,000 pre-split shares of common stock of the Company that he currently beneficially owns and Mr. Firer and/or Acies, Inc. will assume the then outstanding amount of the Company’s RBL Capital Group, LLC (“RBL”) loan facility.  Further, the Company will agree to relinquish any and all rights to ownership of the Acies Operations and any associated assets in consideration for the Spin Off and the assumption by Acies, Inc., of the RBL loan facility.  Upon closing of the Spin-Off, the Company will no longer operate as a payments services company and will solely focus on the current business and operations of I-Toss.  As such, the Spin-Off will have a material effect on the business, revenues, expenses, assets, liabilities, and cash flows of the Company.  While the Spin-Off will not change stockholder’s ownership interest in the Company, stockholders should be aware that the Company they own an interest in will have materially changed, including the operations of the Company, the officers and Directors and the business focus.

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2008 and March 31, 2007, we had a net loss of $668,140 and $1,130,717, respectively, and we have had negative operating cash flow of $453,081 and $474,181, respectively for such periods.  We had a net loss of $440,006 and negative operating cash flows of $268,990 for the six months ended September 30, 2008.  We had a total accumulated deficit of $6,555,938 as of September 30, 2008.

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

DEPENDENCY ON ADDITIONAL FINANCING.

As mentioned above, we have experienced negative operating cash flow and there is no assurance that we will have positive operating cash flow in the future. We have relied upon borrowings under the Loan and Security Agreement described in detail in the section “Management’s Discussion and Analysis” and in Note 2 to the Unaudited Consolidated Financial Statements in order to satisfy our liquidity needs. The borrowing capacity afforded us under this agreement has been fully utilized based on the eighteen months term of the Loan and Security Agreement.  The Company needs to obtain additional financing to maintain liquidity and continue its business operations over the next twelve months, assuming the Exchange with I-Toss is not finalized.

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

MAJORITY VOTING CONTROL OVER THE COMPANY IS IN THE HANDS OF ONLY TWO SHAREHOLDERS.

Voting together, Pinnacle Three Corporation, which holds 22,515,000 or 30% of our outstanding shares of common stock and our CEO, Oleg Firer, who can vote 27,530,009 shares of common stock representing 37.2% of the outstanding shares of common stock have voting control over the Company.  Mr. Firer holds proxies for six (6) different stockholders of the Company, holding an aggregate of 17,895,723 shares of the Company’s common stock.  The stockholders that entered into Proxy Agreement with Mr. Firer include Rite Holdings, Inc (7,190,331 shares), Yakov Shimon (8,932,510 shares), Leonid Shimon (266,907 shares), Arkady Khavulya (1,423,175 shares), Stanislav Pavlenko (7,800 shares), and G.R. Woitzik (75,000 shares).   Mr. Firer also personally holds voting rights to 8,949,910 shares of common stock which he personally beneficially owns.  Pinnacle Three Corporation holds 22,515,000 shares of our common stock. In addition, both Mr. Firer and Pinnacle Three Corporation hold convertible promissory notes in the amounts of $185,000 and $172,653, respectively in September 2008, which notes are convertible at the option of such holders into approximately 9,250,000 and 8,632,650 shares of our common stock, respectively, at a conversion price of $0.02 per share.  As a result, Pinnacle Three Corporation and Mr. Firer will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Pinnacle Three Corporation and Mr. Firer, who are unrelated and have not agreed to vote together on any shareholder matters, may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.  Further, to date, Mr. Firer and Pinnacle Three Corporation have both indicated that they will vote for the Exchange with I-Toss (as described above under “I-Toss Acquisition”), and the related actions and transactions, including the Spin-Off.

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

OUR REVENUES ARE HIGHLY SENSITIVE TO OVERALL CHANGES IN THE ECONOMY AND CONSUMER SPENDING PATTERNS IN GENERAL.

As we receive a greater number of payment processing fees the more consumers spent at the locations of the merchants who are our clients, we are highly susceptible to downturns in the overall economy and changes in consumer spending.  Due to the downturns in the credit markets, bankruptcies of several large employers, as well as overall layoffs in the global economy and general malaise in the global consumer economy, we expect our revenues for the near future to be highly volatile and most likely lower than for the same periods of fiscal 2008.  As a result, our results of operations and the value of our securities could decline in value and/or become worthless.

RISKS RELATING TO OUR COMMON STOCK

STOCKHOLDERS WILL INCUR SUBSTANTIAL DILUTION IF A SHARE EXCHANGE AGREEMENT WITH I-TOSS ACQUISION, INC. IS FINALIZED

On or about October 20, 2008, the Company entered into a non-binding Term Sheet with I-Toss Acquisition, Inc. (“I-Toss”).  Pursuant to the Term Sheet, upon the receipt of certain approvals required to be obtained on the part of I-Toss, the Company and I-Toss agreed to use their best efforts to draft and finalize a share exchange agreement between the Company, I-Toss and its shareholders (the “Exchange”), whereby I-Toss and its shareholders will exchange all of the then outstanding shares of I-Toss for 44,340,000 post-Reverse Split (as described above under “I-Toss Acquisition”) shares of the Company’s common stock, which shares will be issued pro rata to I-Toss’s shareholders and will represent not less than 98.46% of the Company’s then fully-diluted outstanding shares of common stock.  Therefore as a result of the Exchange and related transactions, stockholders of the Company will incur substantial dilution of their ownership interest in the Company and will have a substantially reduced ability to influence corporate matters.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE THERE ARE A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS OUTSTANDING AND THE SALE OF THE UNDERLYING SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

The market price of our common stock may decline because there are a large number of options and warrants that are available for exercise, and the sale of shares underlying these options and warrants may depress the market price of our common stock. As of September 30, 2008, we had 73,984,095 shares of common stock issued and outstanding. Although the holders may not exercise or convert our outstanding warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings. Exercise of these options and warrants would dilute the proportionate equity interest and voting power of holders of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ended March 31, 2008, we were required to furnish a report by our management on our internal controls over financial reporting. Such report is required to contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Beginning with the year ended March 31, 2010; this report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. As we were unable to assert that our internal controls were effective as of March 31, 2008, and if in future years our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

WE CURRENTLY HAVE A SPORADIC, ILLIQUID, VOLATILE MARKET FOR OUR COMMON STOCK, AND THE MARKET FOR OUR COMMON STOCK MAY REMAIN SPORADIC, ILLIQUID, AND VOLATILE IN THE FUTURE.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the economy for consumer goods and credit card services.

Furthermore, because our common stock is traded on the over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note (the "Pinnacle Note") in favor of Pinnacle Three Corporation ("Pinnacle") to evidence $172,653 of loans advanced to the Company by Pinnacle during the months of August and September 2008.  Under the terms and conditions of the Pinnacle Note, the Company promised to pay to Pinnacle a principal sum in the amount of the $172,653, together with accrued and unpaid interest at the rate of 18% per annum, on September 23, 2009 (the “Maturity Date”). The Pinnacle Note is convertible into shares of the Company’s common stock at an exercise price of $0.02 per share at any time prior to the Maturity Date.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note (the "Note") in favor of Oleg Firer, the Company’s Chief Executive Officer and a Director of the Company, to evidence the amount of $185,000 owed by the Company to Mr. Firer in connection with various expenses paid by Mr. Firer on the Company’s behalf and reimbursements he is owed dating back to April 2006.  Under the terms and conditions of the Note, the Company promised to pay to Mr. Firer a principal sum in the amount of $185,000, together with accrued and unpaid interest at the rate of 18% per annum, on September 23, 2009 (the “Note Maturity Date”). The Note is convertible into shares of the Company’s common stock at an exercise price of $0.02 per share at any time prior to the Note Maturity Date.

For the issuances above, we claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients will take the shares for investment and not resale, the recipients were “accredited investors” and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

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

10.16	Convertible Promissory Note with Pinnacle Three Corporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2008).

10.17	Convertible Promissory Note with Oleg Firer (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2008).

10.18	Lease Termination Agreement between CRP/Capstone 14 W Property Owner, L.L.C. and the Company (filed herewith).

16.1	Letter from Amper, Politziner & Mattia, P.C. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

31	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACIES CORPORATION

Date: November 17, 2008	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Chief Financial Officer