Form 10-Q
period 2008-12-31
ACIES CORP
filed 2009-02-23
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of February 10, 2009, the registrant had 73,984,095 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2008	March 31, 2008
ASSETS
Current Assets
Cash	$-	$41,398
Accounts receivable	615,267	1,083,705
Other current assets	-	16,295
Total current assets	615,267	1,141,398

Other assets and deposits	32,281	67,921
Fixed assets, net of accumulated depreciation of $40,693 and $35,892, respectively	13,715	18,516
Merchant Terminal Equipment, net of accumulated depreciation of $231,337 and $187,317, respectively	4,415	48,435
Total Assets	$665,678	$1,276,270

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Notes payable - current portion	$287,349	$800,677
Accounts payable and accrued expenses	961,235	1,360,280
Deferred revenue	92,398	96,233
Merchant equipment deposits	18,810	18,810
Total current liabilities	1,359,792	2,276,000

Long – term notes payable to officer	185,000	-
Long – term notes payable – Pinnacle Three Corporation	183,653	-
Long - term portion of notes payable	34,324	102,010
Deferred rent and other obligations	-	70,694
Total Liabilities	1,762,769	2,448,704

Commitment and contingencies

Shareholders' Deficit
Preferred stock, Series A, $0.001 par value, 44,340 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 73,984,095 and 51,469,095 shares issued and outstanding	73,984	51,469
Additional paid-in capital	5,350,181	4,891,729
Accumulated deficit	(6,521,256)	(6,115,632)
Total Shareholders' Deficit	(1,097,091)	(1,172,434)
Total Liabilities and Shareholders' Deficit	$665,678	$1,276,270

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended December 31, 2008 and 2007
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Revenues	$1,640,085	$3,323,344	$7,289,631	$9,968,838
Cost of revenues	1,486,286	2,922,725	6,508,261	8,788,530
Gross margin	153,899	400,619	781,370	1,180,308

General, administrative and selling	97,778	427,335	1,090,521	1,555,075
Operating income (loss)	56,121	(26,717)	(309,151)	(374,767)

Interest expense	(21,739)	(45,049)	(96,473)	(112,923)

Net income (loss)	$34,382	$(71,765)	$(405,624)	$(487,690)

Loss per share – Basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding – Basic and diluted	73,984,095	51,469,095	65,223,713	51,301,095

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Nine Months Ended December 31, 2008
(Unaudited)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2008	51,469,095	$51,469	$4,891,729	$(6,115,632)	$(1,172,434)

Issuance of restricted stock for conversion of debt and interest	22,515,000	22,515	427,785		450,300

Stock-based compensation - restricted stock			3,667		3,667

Stock-based compensation – amortization of option expense	-	-	27,000		27,000

Net loss	-	-		(405,624)	(405,624)
Balance, December 31, 2008	73,984,095	$73,984	$5,350,181	$(6,521,256)	$(1,097,091)

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2008 and 2007
(Unaudited)

	Nine Months Ended December 31,
	2008	2007

CASH FROM OPERATING ACTIVITIES
Net loss	$(405,624)	$(487,690)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	30,667	67,319
Depreciation expense	48,821	68,702
Changes in assets and liabilities:
Accounts receivable	468,438	(246,215)
Other current assets	16,295	(8,686)
Other assets and deposits	35,640	(11,073)
Accounts payable and accrued expenses	(213,745)	224,279
Deferred revenue	(3,835)	(20,979)
Deferred rent	(70,694)	-
CASH USED IN OPERATING ACTIVITIES	(94,037)	(414,343)

CASH FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(6,839)
CASH USED IN INVESTING ACTIVITIES	-	(6,839)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	733,653	1,090,000
Repayment of notes payable	(681,014)	(503,261)
Repayment of loan from officer	-	(40,042)
CASH PROVIDED BY FINANCING ACTIVITIES	52,639	546,697

NET CHANGE IN CASH	(41,398)	125,515
Cash, beginning of period	41,398	1,827
Cash, end of period	$-	$127,342

Supplemental disclosures:
Cash paid for interest and debt-related fees	$96,473	$112,924
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Note payable to officer issued for accounts payable and accrued expenses	$185,000	$-
Conversion of debt and accrued interest to common stock	450,300	-

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

NOTE 2 – GOING CONCERN

Acies has limited capital resources and has incurred significant historical losses and negative cash flows from operations. Acies believes that funds that will be available from its operations and existing financing will not be adequate to finance its operating requirements and its financial obligations under its notes payable for the next twelve months. During the current fiscal year, Acies has obtained additional financing of $100,000 through the existing loan and security agreement and $450,000 in June 2008 through the execution of a promissory note, which was subsequently converted into shares of Acies common stock (see Note 3).  During the months of August and September 2008, Acies executed another convertible promissory note with Pinnacle Three Corporation for an additional $183,653.  These funds only alleviated its short-term capital needs.  Acies believes that it can secure additional capital through debt and/or equity financing, and has received proposals from potential lenders, which are currently in negotiation.  Acies does not, however, have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If Acies is unable to raise such additional financing, it would have a materially adverse effect upon its operations and its ability to fully implement its business plan, which would limit Acies’ ability to continue as an on-going business. Failure of Acies’ operations to generate sufficient future cash flow and failure to raise additional financing could have a material adverse effect on Acies' ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about Acies’ ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should Acies be unable to continue as a going concern.

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

Acies’ borrowings under this agreement during the nine months ended December 31, 2008 totaled $100,000, which amount was borrowed in April 2008.  With the April 2008 drawdown on this facility, Acies has fully utilized this capacity and has no remaining availability on this facility.  At December 31, 2008, our aggregate remaining principal outstanding from these borrowings was $321,673. The principal repayment schedule for notes payable as of December 31, 2008 was as follows:

Twelve Months Ending December 31:
2009	$287,349
2010	23,099
2011	11,225
Total	$321,673

In June 2008, Acies borrowed $450,000 through the execution of a convertible promissory note with Pinnacle Three Corporation (“Pinnacle”), bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010.  On June 6, 2008, Acies received a conversion letter from Pinnacle requesting conversion of the principal and accrued interest into 22,515,000 shares of Acies common stock at a price of $0.02 per share, per the terms of the Note agreement.  On July 17, 2008, Acies issued 22,515,000 shares to Pinnacle in connection with the entry into the Settlement Agreement and Mutual Release between Pinnacle and Acies.

During the months of August and September 2008, Acies borrowed $183,653 through the execution of a convertible promissory note with Pinnacle Three Corporation (“Pinnacle”), bearing interest at a rate of 18% per annum, with principal and all accrued interest payable on September 23, 2009.  The Pinnacle note is convertible into shares of Acies’ common stock at an exercise price of $0.02 per share at any time prior to the maturity date.

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

During the nine months ended December 31, 2008 and 2007, Acies recognized stock-based compensation expense related to options in the amount of $27,000 and $58,152, respectively.  Unrecognized compensation expense on the non-vested portion of the options at December 31, 2008 was approximately $27,000, which is expected to be expensed over a weighted average period of 0.75 years.

No options were granted during the nine months ended December 31, 2008.

Options outstanding and exercisable as of December 31, 2008:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	2,306,981	1.0 year	2,306,981
$1.00	100,000	1.2 years	91,667
$0.25	1,300,000	2.8 years	975,000
	3,706,981		3,373,648

Options outstanding as of December 31, 2008 have $0 intrinsic value.

Warrants outstanding and exercisable as of December 31, 2008:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	1.6 years	7,590,000
	7,590,000		7,590,000

There were no warrants issued during the nine months ended December 31, 2008.

NOTE 6 - EQUITY

In September 2007, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vested on June 30, 2008.  The market value on the date of issuance was $12,000, which was expensed ratably over the vesting period. For the nine months ended December 31, 2008, Acies recognized $3,667 of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant.

In May 2006, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vested one year from the grant date. The market value on the date of issuance was $27,000, which was expensed ratably over the vesting period. During the nine months ended December 30, 2007, Acies recognized a total of $22,500 of stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant, which are now fully vested.

On July 17, 2008, Acies issued 22,515,000 shares to Pinnacle in exchange for the $450,000 convertible promissory note and accrued interest.

Series A Preferred Stock

On December 15, 2008, Acies filed with the Nevada Secretary of State, a Certificate of Designations of Acies Corporation Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Preferred Stock (the “Designation”).  The Designation provides for the designation of a series of 44,340 shares of Series A Preferred Stock, par value $0.001 per share.  The holders of the Preferred Stock are not to be entitled to any liquidation preference.  The Designation provides conversion rights whereby upon the effective date of the Reverse Stock Split (defined below under Note 8), each share of preferred stock will automatically convert into shares of Acies’ post-Reverse Stock Split common stock, at the rate of 1,000 post-Reverse Stock Split shares of Acies’ restricted common stock for each 1 share of preferred stock, without any required action by the holder thereof.

The preferred stock is to have the same voting rights as those accruing to the common stock and vote that number of voting shares as are issuable upon conversion of such preferred stock that any holder holds as of the record date of any such vote based on the conversion rate divided by the Reverse Stock Split (to retroactively take into account the Reverse Stock Split).  The voting rights of the preferred stock are to be applicable regardless of whether Acies has a sufficient number of authorized but unissued shares of common stock then available to affect an automatic conversion.  The holders of the preferred stock are not to be entitled to receive dividends paid on Acies’ common stock and the preferred stock is not to accrue any dividends.  Further, the shares of Series A Preferred Stock are not to have or be subject to any redemption rights.

NOTE 7 – INCOME (LOSS) PER SHARE

Stock options and warrants in the aggregate amount of 11,296,981 are not included in the computation of diluted loss per share, as they are anti-dilutive for the six months ended December 31, 2008 and 2007.

NOTE 8 – SUBSEQUENT EVENTS

On February 5, 2009, Acies entered into an Amended and Restated Share Exchange Agreement (the “Exchange Agreement”) with L.A. Digital Post, Inc., a California corporation (“LA Digital”), LADP, LLC, a Delaware limited liability company (“LADP”), which owns all of the outstanding shares of LA Digital, I-Toss Acquisition, Inc., a Delaware corporation (“I-Toss”), and the majority shareholders of I-Toss (the “I-Toss Shareholders”).  Acies, I-Toss and the I-Toss Shareholders had previously entered into a Share Exchange Agreement on December 29, 2008 (the “Original Agreement”), which included certain errors which the parties desired to correct and amend, including, but not limited to the fact that it was between Acies, I-Toss and the I-Toss Shareholders instead of Acies, LA Digital and LADP.  As such, the Exchange Agreement amended, replaced and superseded in its entirety the Original Agreement, and I-Toss and the I-Toss Shareholders agreed that they will not have any right to take part in the transactions contemplated by the Exchange Agreement.

The Exchange Agreement memorialized the transactions contemplated by the non-binding Term Sheet entered into on October 20, 2008, except that the Exchange Agreement provided for Acies to purchase shares of LA Digital in lieu of shares of I-Toss.  Pursuant to the representations in the Exchange Agreement, LADP owns all of the outstanding shares of LA Digital, and LA Digital holds one wholly-owned subsidiary, LADP New York, LLC, a Delaware limited liability company (“LADPNY”).  Upon closing, LADP is to transfer to Acies 100% of the issued and outstanding shares of LA Digital, in exchange for an aggregate of 44,340 shares of Acies’ newly designated Series A Preferred Stock (as described below).  The preferred stock is to automatically convert upon the effective date of the Reverse Stock Split (as defined below) into 44,340,000 post-Reverse Stock Split shares of Acies’ common stock, which following the transactions contemplated herein will represent approximately 97% of Acies’ common stock on a fully-diluted basis.  The closing of the Exchange Agreement is to occur at a date mutually agreeable to Acies and LADP, subsequent to the satisfaction of the closing conditions (including that LADP is to have obtained the consent of Bank of America to LADP’s entry into the Exchange Agreement and the consummation of the transactions contemplated therein) which date shall in no event be later than March 31, 2009, unless such date is extended in writing by the mutual consent of all parties.

Pursuant to the Exchange Agreement, Acies agreed to file within fifteen (15) days of its receipt of LA Digital’s and LADPNY’s consolidated financial statements and use its best efforts to gain approval of and mail to its shareholders an Information Statement on Schedule 14C or Schedule 14A (the “Information Statement”) prior to closing, to obtain shareholder approval to:

a.
Effect a 1:100 reverse stock split of its issued and outstanding shares of common stock, with all shareholders owning less than 100 shares being rounded up to own 100 shares, and to reauthorize its currently outstanding shares of common and preferred stock (“Reverse Stock Split”);

b.	Effect a name change to a name to be determined by LADP, in its sole discretion (the “Name Change”);

c.	Effect the Spin-Off, as defined and described below; and

d.	Effect such other proposals that Acies may desire in its sole discretion.

Also, pursuant to the Exchange Agreement, immediately after the approval by Acies’ majority shareholders of the Information Statement authorizing the Spin-Off, Acies will effect a spin-off (the “Spin-Off”) of Acies’ wholly owned subsidiary, Acies Inc., a Nevada corporation, and substantially all of Acies’ assets, liabilities, and operations relating to Acies, Inc., from Acies, such that Acies, Inc. will operate as a separate privately held company solely owned by Acies’ current Chief Executive Officer and Director, Oleg Firer (the “Private Company”), the result of which will be that Acies’ sole business focus following the Spin-Off will be the operations of LA Digital.  As consideration for Acies agreeing to the Spin-Off, Mr. Firer has agreed to cancel 5,000,000 pre-Reverse Stock Split shares (50,000 post-Reverse Stock Split shares) of Acies’ common stock that he beneficially owns (the “Firer Shares”) and Mr. Firer is to assume the then outstanding amount of Acies’ RBL Capital Group, LLC (“RBL”) loan facility and any liabilities of Acies, Inc. in connection with the Spin-Off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ACIES CORPORATION AND ITS PRINCIPAL SUBSIDIARY, ACIES, INC. (COLLECTIVELY, "THE COMPANY", "WE", “ACIES,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008.

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

In November 2004, Atlantic changed its name to Acies Corporation (“Acies” or the “Company”).

DESCRIPTION OF PRINCIPAL PRODUCTS AND SERVICES

The Company, through its wholly owned subsidiary Acies, Inc., is engaged in the business of providing payment processing solutions to small and medium size merchants across the United States. Through contractual relationships with third parties to whom we outsource the providing of certain services, Acies is able to offer complete solutions for payment processing, whereby we consult with merchants to best determine their hardware and software needs; provide transaction authorization, settlement and clearing services; perform merchant acceptance and underwriting functions; program, deploy and install traditional and next-generation point-of-sale (POS) terminals; assist in the detection of fraudulent transactions; and provide customer and technical support and service on an on-going basis. We are a registered member service provider of JP Morgan Chase Bank and a Strategic Partner of Chase Paymentech Solutions, LLC.  Chase Paymentech Solutions, LLC is a joint venture between JPMorgan Chase & Co. and First Data Corp., and is the surviving parent entity of a business combination between Chase Merchant Services, LLC and Paymentech, LP.  On May 27, 2008, JPMorgan Chase and First Data Corp. announced that they had agreed to end their joint venture. On November 3, 2008, JPMorgan Chase and First Data Corp completed an ownership transition and ended their joint venture.  As part of this transaction, First Data Corp. assumed management of the full-service ISO and Bank unit of the joint venture’s assets and continues to provide services to the joint ventures customers.  The Company continues to do business under its legacy agreements, while negotiating new processing agreements with First Data Corp.

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

Although the Company initiates and maintains the primary relationships with the merchants whose transaction processing results in our revenues, including generally having control over pricing and retaining risk as it relates to the fees comprising our revenue stream, merchants do not have written contracts with the Company, and instead have contractual agreements with third-party processors  to whom we outsource, and rely on to perform, certain services on our behalf.

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

RECENT MATERIAL AGREEMENTS

Share Exchange

On or about February 5, 2009, the Company entered into an Amended and Restated Share Exchange Agreement (the “Exchange Agreement”) with L.A. Digital Post, Inc., a California corporation (“LA Digital”), LADP, LLC, a Delaware limited liability company (“LADP”), which owns all of the outstanding shares of LA Digital, I-Toss Acquisition, Inc., a Delaware corporation (“I-Toss”), and the majority shareholders of I-Toss (the “I-Toss Shareholders”).  The Company, I-Toss and the I-Toss Shareholders had previously entered into a Share Exchange Agreement on or about December 29, 2008 (the “Original Agreement”), which included certain errors which the parties desired to correct and amend, including, but not limited to the fact that it was between the Company, I-Toss and the I-Toss Shareholders instead of the Company, LA Digital and LADP.  As such, the Exchange Agreement amended, replaced and superseded in its entirety the Original Agreement, and I-Toss and the I-Toss Shareholders agreed that they will not have any right to take part in the transactions contemplated by the Exchange Agreement.

The Exchange Agreement memorialized the transactions contemplated by the non-binding Term Sheet entered into on October 20, 2008 (as reported in Form 8-K filed on October 29, 2008), except that the Exchange Agreement provided for the Company to purchase shares of LA Digital in lieu of shares of I-Toss.  Pursuant to the representations in the Exchange Agreement, LADP owns all of the outstanding shares of LA Digital, and LA Digital holds one wholly-owned subsidiary, LADP New York, LLC, a Delaware limited liability company (“LADPNY”).  Upon Closing (as defined below), LADP is to transfer to the Company 100% of the issued and outstanding shares of LA Digital, in exchange for an aggregate of 44,340 shares of the Company’s newly designated Series A Preferred Stock (the “Preferred Stock”, as described below).  The Preferred Stock is to automatically convert upon the effective date of the Reverse Stock Split (as defined below) into 44,340,000 post-Reverse Stock Split shares of the Company’s common stock, which following the transactions contemplated herein will represent approximately 97% of the Company’s common stock on a fully-diluted basis.  The closing of the Exchange Agreement is to occur at a date mutually agreeable to the Company and LADP, subsequent to the satisfaction of the Closing Conditions (as defined in the Exchange Agreement and described below) which date shall in no event be later than March 31, 2009, unless such date is extended in writing by the mutual consent of all parties (“Closing”).  Pursuant to the Exchange Agreement, certain “Closing Conditions” are to have occurred, or been waived by the Company in writing, prior to Closing.  Such Closing Conditions include but are not limited to the following:

a.	LADP is to have supplied certain schedules and an officer’s certificate to the Company and the Company is to have had a minimum of ten (10) days to review such schedules;

b.	The certificates representing the ownership of LA Digital are to have been delivered, and the Managers and Members of LADP are to have approved the transactions contemplated by the Exchange Agreement;

c.	LADP is to have obtained the consent of Bank of America to LADP’s entry into the Exchange Agreement and the consummation of the transactions contemplated therein; and

d.	LADP is to have complied with certain other conditions precedent which are described in greater detail in the Exchange Agreement.

Pursuant to the Exchange Agreement, the Company agreed to file within fifteen (15) days of its receipt of LA Digital’s and LADPNY’s consolidated financial statements and use its best efforts to gain approval of and mail to its shareholders an Information Statement on Schedule 14C or Schedule 14A (the “Information Statement”) prior to Closing, to obtain shareholder approval to:

e.
Effect a 1:100 reverse stock split of its issued and outstanding shares of common stock, with all shareholders owning less than 100 shares being rounded up to own 100 shares, and to reauthorize its currently outstanding shares of common and preferred stock (“Reverse Stock Split”);

f.	Effect a name change to a name to be determined by LADP, in its sole discretion (the “Name Change”);

g.	Effect the Spin-Off, as defined and described below; and

h.	Effect such other proposals that the Company may desire in its sole discretion.

Upon approval by the Company’s majority shareholders of the Information Statement, which will be prepared not earlier than the issuance of the Bank of America consent described above, the Company is to file a Certificate of Amendment with the Nevada Secretary of State to affect the Reverse Stock Split (the “Certificate of Amendment”).

Also, pursuant to the Exchange Agreement, immediately after the approval by the Company’s majority shareholders of the Information Statement authorizing the Spin-Off, the Company will effect a spin-off (the “Spin-Off”) of the Company’s wholly owned subsidiary, Acies Inc., a Nevada corporation, and substantially all of the Company’s assets, liabilities, and operations relating to Acies, Inc., from the Company, such that Acies, Inc. will operate as a separate privately held company solely owned by the Company’s current Chief Executive Officer and Director, Oleg Firer (the “Private Company”), the result of which will be that the Company’s sole business focus following the Spin-Off will be the operations of LA Digital.  As consideration for the Company agreeing to the Spin-Off, Mr. Firer has agreed to cancel 5,000,000 pre-Reverse Stock Split shares (50,000 post-Reverse Stock Split shares) of the Company’s common stock that he beneficially owns (the “Firer Shares”) and Mr. Firer is to assume the then outstanding amount of the Company’s RBL Capital Group, LLC (“RBL”) loan facility and any liabilities of Acies, Inc. in connection with the Spin-Off.

The Company and LADP also agreed that immediately following the Closing, the current officers and Directors of the Company  may change, other than Oleg Firer and Theodore Ferrara who are expected to remain as Directors following the Closing and Spin-Off, and that LADP is to have the sole right to appoint new officers and Directors of its sole choosing.

Pursuant to the Exchange Agreement, LADP and LA Digital are to be responsible for and are to pay all reasonable legal, auditing, accounting and other expenses incurred in connection with the Exchange Agreement and the other related transactions described in the Exchange Agreement, including but not limited to the Information Statement and the Spin-Off, regardless of whether the transactions contemplated by the Exchange Agreement are consummated.  The payment for such legal, auditing, accounting and other expenses will be paid by LADP or LA Digital by way of a reimbursement to Oleg Firer, the Chief Executive Officer of the Company, for any fees paid personally by Mr. Firer or his assigns or the assumption of the liabilities of the Company relating to the Exchange Agreement and the other related transactions described therein.

Business Summary

LA Digital primarily rents post-production editing equipment consisting of non-linear digital editing systems, data storage devices, video tape recorders and other peripherals. LA Digital also provides technical support services, rents editing rooms (in conjunction with renting editing systems), and on occasion sells equipment.

LA Digital owns approximately 200 non-linear digital editing systems. LA Digital rents editing systems to its clients on a short-term basis, typically for six to 50 weeks, for use at the client’s site or at one of the 99 editing suites located at LA Digital’s five facilities in Los Angeles and New York.  As part of editing system rentals, LA Digital provides custom configuration, full-service installation, and technical support available 24 hours a day, seven days a week. LA Digital’s clients include major film studios, major television networks, cable television networks, and independent production companies.

LA Digital operates a website at www.ladigital.com, which includes information that LA Digital does not desire to be incorporated by reference into this filing.

Competition

The post-production editing equipment rental market is a highly competitive industry centered in Los Angeles and New York, where most of the domestic motion picture and television production is located. A large number of companies offer post-production services with no single provider having a dominant market share. In addition, the major film studios and television networks often have the capability to perform in-house some or all of the services LA Digital offers. LA Digital competes for customers based on reliability, timeliness, quality and price.

Certain Relationships and Related Transactions of the Company and LADP

On or about September 12, 2008, LADP entered into a Term Promissory Note (“Note”) and a Security Agreement with Merchant Capital Advance, LLC (“MCA”).  Pursuant to the Note, LA Digital borrowed approximately $3,311,002, from MCA, which bears interest at the rate of 2% per month and is payable on maturity.  The outstanding principal balance of this Note together with all accrued but unpaid interest is due and payable in full on April 30, 2009.  The Note was guarantied by certain entities and individuals including I-Toss, William Goldstein, the Chief Executive Officer of LA Digital and Marc Bercoon, the Vice President of LA Digital.  Pursuant to the Security Agreement securing the repayment of the Note, MCA has a security interest in substantially all of LADP’s assets.

MCA is a wholly-owned subsidiary of Star Capital Management, LLC (“Star Management”). Star Capital Investments, LLC (“Star Capital”) and Star Capital Fund, LLC (“Star Fund”) are, along with MCA, wholly-owned subsidiaries of Star Management.    Oleg Firer, the Chief Executive Officer and Director of the Company owns 50%  of Star Management, with the remaining 50% interest of Star Management owned by Leon Goldstein, who also owns Pinnacle Three Corporation, which is currently one of the Company’s largest shareholders (30.43%, not including its rights to convert its outstanding Convertible Promissory Note in the amount of $172,653, not including any accrued and unpaid interest, into 8,632,650 shares of our common stock, at the rate of one share for each $0.02 owed) and one of the Company’s largest creditors.

Additionally, Mr. Firer and Mr. Goldstein currently beneficially own 20% of the outstanding membership interests of LADP as a result of their ownership of Star Management, which in turn owns MCA, which holds a 20% interest in LADP.  LADP also agreed to grant MCA an additional 15% interest in LADP, bringing MCA’s total interest in LADP up to 35%, in the event the Exchange Agreement described above closes and LA Digital becomes a wholly-owned subsidiary of the Company in consideration for among other things, services MCA rendered to LADP in connection with the negotiation of the Exchange Agreement.

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

Series A Preferred Stock

On December 15, 2008, the Company filed with the Nevada Secretary of State, a Certificate of Designations of Acies Corporation Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock (the “Designation”).  The Designation provides for the issuance of a series of 44,340 shares of Series A Preferred Stock, par value $0.001 per share (the “Preferred Stock”).  The holders of the Preferred Stock are not to be entitled to any liquidation preference.  The Designation provides “Conversion Rights” whereby upon the Effective Date (as defined below) of the Reverse Stock Split, each share of Preferred Stock will automatically convert into shares of the Company’s post-Reverse Stock Split common stock (the “Automatic Conversion”), at the rate of 1,000 post-Reverse Stock Split shares of the Company’s restricted common stock for each 1 share of Preferred Stock (the “Conversion Rate”), without any required action by the holder thereof.  “Effective Date” is to mean the later to occur of (a) the date the Certificate of Amendment becomes effective with the Secretary of State of Nevada; (b) the date the Reverse Stock Split is effected with the Company’s Transfer Agent; and (c) the date the Reverse Stock Split and Certificate of Amendment is effected with the Financial Industry Regulatory Authority (“FINRA”).

The Designation also provides that the Preferred Stock is to have the same voting rights as those accruing to the common stock and vote that number of voting shares as are issuable upon conversion of such Preferred Stock that any holder holds as of the record date of any such vote based on the Conversion Rate divided by the Reverse Stock Split (to retroactively take into account the Reverse Stock Split).  The voting rights of the Preferred Stock are to be applicable regardless of whether the Company has a sufficient number of authorized but unissued shares of common stock then available to affect an Automatic Conversion.  The holders of the Preferred Stock are not to be entitled to receive dividends paid on the Company’s common stock and the Preferred Stock is not to accrue any dividends.  Further, the shares of Series A Preferred Stock are not to have or be subject to any redemption rights.  Also, the holders of Preferred Stock and holders of common stock are not to be entitled to any preemptive, subscription or similar rights in respect to any securities of the Company.

The Designation also contains “Protective Provisions” whereby, so long as any shares of the Preferred Stock are outstanding, the Company is not to, without first obtaining the approval of the holders of a majority of the then outstanding shares of Preferred Stock voting together as a class, do any of the following:

a.	Increase or decrease (other than by conversion) the total number of authorized shares of the Preferred Stock;

b.
Effect an exchange, reclassification, or cancellation of all or a part of the Preferred Stock, including a reverse stock split (other than the Reverse Stock Split), but excluding a stock split, so long as the Preferred Stock’s Conversion Rights are not diminished in connection therewith;

c.	Effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of the Preferred Stock (other than as provided in the Exchange Agreement); or

d.	Alter or change the rights, preferences or privileges of the shares of the Preferred Stock so as to affect adversely the shares of such series.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Moving forward, we anticipate finalizing the transactions contemplated by the Exchange Agreement with LADP, as described above.  Assuming the Closing Conditions described above are met, we anticipate filing an Information Statement with the Securities and Exchange Commission, pursuant to the Exchange Agreement, to receive shareholder approval to effect the Reverse Stock Split, the Name Change, the Spin-Off and such other proposals that the Company may desire in its sole discretion, as described above.  Further, the Company will effect the Spin-Off, immediately after it receives shareholder approval.  Upon the closing of the Exchange Agreement, the Company’s business focus and operations will change to those of LA Digital, which business focus and which risks associated with such business focus are described in greater detail in the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2009.  Until such time as the Spin-Off is effected, of which there can be no assurances, we will continue to engage in the business of providing payment processing solutions to small and medium size merchants across the United States, and will use our best efforts to expand our client base and/or improve the Company’s profitably, although as described above, assuming the Exchange Agreement closes, of which there can be no assurance, our most significant operations will change to those of LADP.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company. For the nine months ended December 31, 2008, we had a net loss of $405,624, and had an accumulated deficit of $6,521,256 and negative working capital of $744,525 as of December 31, 2008.

The Company received a going concern opinion from its auditors on its audited financial statements for fiscal 2008. Due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. This substantial doubt may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

In the event the Exchange Agreement does not close, we anticipate needing to raise additional capital in the short term to continue our operations in addition to the previous notes we sold in August 2008.  We anticipate the need for approximately $2,000,000 of additional capital to support our operations for the next 12 months.  We may attempt to sell debt and/or equity securities in the future to raise additional funds to continue our business operations until the Exchange Agreement closes, if ever, which funds may not be available on favorable terms, if at all.  If we are unable to raise additional funding in the future, we may be forced to curtail our business operations, change our business focus, cease our periodic filings, sell our assets, file for bankruptcy protection or dissolve the Company.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

Revenues decreased $1,683,259 or 50.6% to $1,640,085 for the three months ended December 31, 2008, as compared to revenues of $3,323,344 for the three months ended December 31, 2007. The decrease in revenues was principally due to lower then expected credit card transactions, primarily as a consequence of the downturn in the economy, which resulted in lower merchant processing fees from our merchant bank card processing.

Cost of revenues decreased $1,436,439 or 49.1% to $1,486,286 for the three months ended December 31, 2008, as compared to cost of revenues of $2,922,725 for the three months ended December 31, 2007. The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from a decrease in merchant processing revenues.

Gross margin decreased $246,720 or 61.6% to $153,899 for the three months ended December 31, 2008, as compared to gross margin of $400,619 for the three months ended December 31, 2007.

Cost of revenues as a percentage of revenues were 85.3% for the three months ended December 31, 2008, compared to 87.9% for the nine months ended December 31, 2007, a decrease in cost of revenues as a percentage of revenues of 2.6% from the prior period.

General, administrative and selling ("G&A") expense decreased $329,557 or 77.1% to $97,778 for the three months ended December 31, 2008, as compared to G&A expense of $427,335 for the three months ended December 31, 2007. The decrease in G&A expense was principally attributable to decreased personnel costs and reversal of prior rent expense accruals of approximately $65,000 related to the Company’s prior office space, which were forgiven by the Company’s prior landlord in connection with the entry into the November 10, 2008, Lease Termination Agreement.

During the three months ended December 31, 2008, we incurred interest expense of $21,739 related to our notes payable compared to $45,049 for three month period of the prior year, a decrease of $23,310 or 51.7% from the prior period.  The decrease in interest expense was due to a reduction in the outstanding balance of the RBL loans (as defined below) for the three months ended December 31, 2008, compared to the three months ended December 31, 2007, which in turn decreased overall interest expense for the three months ended December 31, 2008, compared to the three months ended December 31, 2007.

We had net income of $34,382 for the three months ended December 31, 2008, as compared to a net loss of $71,765 for the three months ended December 31, 2007, an increase in net income of $106,147.from the prior period.

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008, COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2007

We had revenues of $7,289,631 for the nine months ended December 31, 2008, compared to revenues of $9,968,838 for the nine months ended December 31, 2007, a decrease in revenues from the prior period of $2,679,207 or 26.9%. The decrease in revenues was principally due to lower than expected credit card transactions primarily as a consequence of the downturn in the economy which resulted in lower merchant processing fees from our merchant bank card processing. We anticipate our revenues being lower for fiscal 2009 versus fiscal 2008 due to the overall downturn in the economy and reduced consumer spending, which in turn reduces the merchant processing fees we receive.

We had cost of revenues relating to direct production costs of $6,508,261 for the nine months ended December 31, 2008, compared to cost of revenues relating to direct production costs of $8,788,530 for the nine months ended December 31, 2007, a decrease in cost of revenues from the prior period of $2,280,269 or 25.9%.  The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from a decrease in merchant processing revenues.

Cost of revenues as a percentage of revenues were 89.3% for the nine months ended December 31, 2008, compared to 88.2% for the nine months ended December 31, 2007, an increase in cost of revenues as a percentage of revenues of 1.1% from the prior period.

We had gross margin of $781,370 for the nine months ended December 31, 2008, compared to gross margin of $1,180,308 for the nine months ended December 31, 2007, a decrease in gross margin of $398,938 or 33.8% from the prior period attributable to decreased revenues.

We had general, administrative and selling expenses of $1,090,521 for the nine months ended December 31, 2008, compared to general, administrative and selling expenses of $1,555,075 for the nine months ended December 31, 2007, a decrease in general, administrative and selling expenses of $464,554 or 29.9% from the prior period.  The decrease in general, administrative and selling expenses was primarily the result of decreased personnel costs, professional fees, rent and travel expenses and reversal of prior rent expense accruals of approximately $65,000 related to the Company’s prior office space, which were forgiven by the Company’s prior landlord in connection with the entry into the November 10, 2008, Lease Termination Agreement, during the nine months ended December 31, 2008, compared to the nine months ended December 31, 2007.

We had a loss from operations of $309,151 for the nine months ended December 31, 2008, compared to a loss from operations of $374,767 for the nine months ended December 31, 2007, a decrease in loss from operations of $65,616 or 17.5% from the prior period. The decrease in loss from operations was mainly attributable to the $398,938 or 33.8% decrease in gross profit for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007, offset by the $464,554 or 29.9% decrease in general, administrative and selling expenses.

We had interest expense for the nine months ended December 31, 2008, of $96,473, compared to interest expense of $112,923 for the nine months ended December 31, 2007, a decrease in interest expense of $16,450 or 14.6% from the prior period.  The decrease in interest expense was mainly attributable to the maturity of some of the drawdowns within the Loan and Security Agreement dated October 31, 2006 with RBL, as described below.

We had a net loss of $405,624 for the nine months ended December 31, 2008, compared to $487,690 for the nine months ended December 31, 2007, a decrease in net loss of $82,066 or 16.8% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had total current assets of $615,267, consisting solely of accounts receivable of $615,267, and total current liabilities of $1,359,792, consisting of notes payable – current portion of $287,349, accounts payable and accrued expenses of $961,235, deferred revenue of $92,398 and merchant equipment deposits of $18,810, resulting in negative working capital of $744,525.  This compares to negative working capital of $1,134,602 at March 31, 2008.

We had total assets as of December 31, 2008 of $665,678, which included the total current assets of $615,267, other assets and deposits of $32,281, fixed assets of $13,715 and merchant terminal equipment of $4,415.

We had total liabilities as of December 31, 2008 of $1,762,769, which included total current liabilities of $1,359,792, and long term notes payable to Oleg Firer of $185,000, long term notes payable to Pinnacle Three Corporation of $183,653, and long term portion of other notes payable of $34,324.

We had a total accumulated deficit of $6,521,256 as of December 31, 2008.  The Company believes that the existing financing and expected earnings will not meet its current working capital and debt service requirements for the next twelve months, assuming the Exchange with I-Toss is not effected.  These issues raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

As of December 31, 2008, the aggregate amount outstanding from our RBL facility borrowings was $321,672.  The amounts borrowed from RBL bear interest at varying interest rates from between 14.18% and 17.15% per annum.

In June 2008, the Company borrowed $450,000 through the execution of a Convertible Promissory Note (the “Note”), with Pinnacle Three Corporation (“Pinnacle”), bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010.  On June 6, 2008, the Company received a conversion letter from Pinnacle requesting conversion of the principal and accrued interest into 22,515,000 shares of Acies common stock at a price of $0.02 per share, per the terms of the Note agreement.  On July 17, 2008, the Company issued 22,515,000 shares to Pinnacle in connection with the entry into a Settlement Agreement and Mutual Release between Pinnacle and the Company.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Pinnacle for $172,653 to evidence loans advanced to the Company by Pinnacle during the months of August and September 2008.  Together with principal and all accrued interest, the note is due and payable on September 23, 2009.  The note is convertible into shares of the Company’s common stock at an exercise price of $0.02 per share at any time prior to the maturity date.  The balance of this note, not including any accrued and unpaid interest as of December 31, 2008 was $172,653.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Mr. Oleg Firer, the Company’s Chief Executive Officer and Director of the Company, to evidence the amount of $185,000 owed by the Company to Mr. Firer in connection with various expenses paid by Mr. Firer on the Company’s behalf and reimbursements he is owed dating back to April 2006. The note is due and payable together with accrued and unpaid interest on September 23, 2009, and is convertible into shares of the Company’s common stock at an exercise price of $0.02 per share at any time prior to the maturity date.  The balance of this note, not including accrued and unpaid interest as of December 31, 2008 was $185,000.

The Company’s recent borrowing will only alleviate our short-term capital needs.  In the event the Exchange Agreement with LADP does not close, Acies will need to secure additional capital through debt and/or equity financing, of which there can be no assurance to continue its business operations.  If the Exchange Agreement with LADP closes and all the related transactions, described above under “Share Exchange Agreement,” are finalized, the Company would be able to transfer the remaining portion of debt under the RBL Loan Agreement out of the Company, assuming such transfer is approved by RBL.  We do not, however, have any commitments or identified sources of additional capital from third parties or from our officers, directors or significant shareholders. There is no assurance that additional financing will be available on favorable terms, if at all, or that the Exchange Agreement with LADP will ever close. If we are unable to raise such additional financing or close the Exchange Agreement with LADP, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan, which would limit our ability to continue as an on-going business.  Assuming the Exchange Agreement with LADP does not close, the Company estimates that it will need approximately $2,000,000 of additional financing to continue its business operations, including administrative and other costs, for the next 12 months.

We had net cash used in operating activities of $94,037 for the nine months ended December 31, 2008, which was mainly due to $405,624 of net loss, $213,745 of decrease in accounts payable and accrued expenses and $3,835 of decrease in deferred revenue, offset by a $16,295 increase in other current assets, $35,640 of increase in other assets and deposits, $30,667 of stock-based compensation, $48,821 of depreciation expense and $468,438 of decrease in accounts receivable.

We had $52,639 of net cash provided by financing activities for the nine months ended December 31, 2008, which represented $733,653 in proceeds from notes payable, which included $450,000 received from Pinnacle Three Corporation, $100,000 received under the RBL facility and $183,653 representing additional amounts received from Pinnacle Three Corporation and memorialized by the note described above, offset by $681,014 of repayment of notes payable.

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

Our strategy is flexible, whereby we attempt to employ funds that are available to us to profitably grow the business as rapidly as possible, albeit in a controlled fashion, with an eye toward maintaining customer service levels and minimizing risk in order to retain merchants and have a long-term revenue stream. Assuming the Exchange Agreement with LADP does not close, funding may be necessary to grow the business significantly, especially through direct sales channels which would require the addition of salaried employees. In the absence of such funding, we believe that we can continue to grow at modest levels, relying more heavily on the indirect (i.e., independent sales agent) channel.

Most of our expenses are variable and are a function of our revenue stream, while other expenses are of a more fixed nature, but are still controllable. Moreover, our fixed expenses which reflect the on-going cost of our infrastructure would not need to be increased significantly as our revenue base increases. We estimate that over the next twelve months, to maintain a minimal rate of growth, we would have corporate operating expenses on a cash basis, excluding our cost of revenues which is variable, of approximately $2,000,000, assuming the Exchange Agreement with LADP does not close. This would include our personnel costs, rent, professional fees, insurance, utilities and other office expenses. At our current revenue growth rate, assuming no improvement over historical margins, we believe that operating cash flow would not be sufficient to cover our expenditures, unless we are able to obtain additional financing.

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to close the Exchange Agreement with LADP or raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to close the transaction with LADP and/or continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, including the shares to be issued pursuant to the Exchange Agreement with LADP, if accomplished, will result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and acting Chief Financial Officer, Oleg Firer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of December 31, 2008.  Based upon this evaluation, the Chief Executive Officer, who is also the acting Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008, because of the material weakness in internal control over financial reporting described below.

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

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this quarterly report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.  Additionally, in the event the Exchange Agreement with LADP (described above) closes and our business focus changes to that of LA Digital, we will be subject to certain other risk factors, as well as those below.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

IF THE SHARE EXCHANGE AGREEMENT WITH LADP CLOSES, THE COMPANY WILL CHANGE ITS OPERATIONS TO THOSE OF LA DIGITAL AND EFFECT A SPIN-OFF OF ITS OPERATIONS AS A PAYMENT SERVICES COMPANY, WHICH NEW OPERATIONS MAY NOT BE SUCCESSFUL AND/OR MAY CAUSE THE COMPANY TO FAIL.

On or about February 5, 2009, the Company entered into an Amended and Restated Share Exchange Agreement (the “Exchange Agreement”) with LADP, LLC, a Delaware limited liability company (“LADP”), L.A. Digital Post, Inc., a California corporation (“LA Digital”) I-Toss Acquisition, Inc., a Delaware corporation (“I-Toss”), and the shareholders of I-Toss owning 100% of its outstanding shares, as described above.  Pursuant to and in connection with the Exchange Agreement, the Company is to acquire the outstanding shares of LA Digital and change its operations to those of LA Digital and effect a spin-off (the “Spin Off”) of Acies, Inc., a Nevada corporation and the Company’s wholly owned subsidiary, to a stand alone private company solely owned by the Company’s current Chief Executive Officer and Director, Oleg Firer.  The Spin-Off will effectively spin off the Company’s current operations as a payment services company (the “Acies Operations”) and the Company’s sole business focus following the Spin Off will be the operations of LADP.  The Company is to effect the Spin-Off immediately after it obtains stockholder approval of an Information Statement on Schedule 14C or Schedule 14A.  As consideration for the Company agreeing to the Spin-Off, Mr. Firer will cancel 5,000,000 pre-Reverse Stock Split shares of common stock of the Company that he currently beneficially owns and Mr. Firer and/or Acies, Inc. will assume the then outstanding amount of the Company’s RBL Capital Group, LLC (“RBL”) loan facility.  Further, the Company will agree to relinquish any and all rights to ownership of the Acies Operations and any associated assets in consideration for the Spin Off and the assumption by Acies, Inc., of the RBL loan facility.  Upon closing of the Spin-Off, the Company will no longer operate as a payments services company and will solely focus on the current business and operations of LADP.  As such, the Spin-Off will have a material effect on the business, revenues, expenses, assets, liabilities, and cash flows of the Company.  While the Spin-Off will not change stockholder’s ownership interest in the Company, stockholders should be aware that the Company they own an interest in will have materially changed, including the operations of the Company, the officers and Directors and the business focus.

IF THE SHARE EXCHANGE AGREEMENT WITH LADP CLOSES, THE COMPANY’S MANAGEMENT WILL CHANGE.

In the event the transactions contemplated by the Exchange Agreement do occur, our officers and Directors will change and new individuals will be appointed as officers and Directors of the Company.  Those individuals may have more or less experience with public companies and public company reporting obligations.  As a result, we can provide no assurances that such new individuals will make favorable choices for the Company’s shareholders, will lead the Company towards profitable operations or will otherwise make smart business decisions.  If such individuals do not make choices in the Company’s best interest and/or make poor decisions regarding the Company’s operations, the value of the Company’s securities could decline in value and/or become worthless.

THE CONVERSION OF THE PREFERRED STOCK UPON THE CLOSING OF THE EXCHANGE AGREEMENT AND THE TRANSACTIONS CONTEMPLATED THEREIN MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND WILL CAUSE SUBSTANTIAL DILUTION TO OUR THEN SHAREHOLDERS.

Assuming the closing of the Exchange Agreement, we will issue an aggregate of 44,340 shares of the Company’s newly designated Series A Preferred Stock, which will convert upon the effective date of the Reverse Stock Split (as defined above) into 44,340,000 post-Reverse Stock Split shares of the Company’s common stock, which following the transactions contemplated herein will represent approximately 97% of the Company’s common stock on a fully-diluted basis.  This conversion will cause substantial dilution to our existing shareholders.  Additionally, the Reverse Stock Split and the sale of these shares may adversely affect the market price, of our common stock.

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2008 and March 31, 2007, we had a net loss of $668,140 and $1,130,717, respectively, and we have had negative operating cash flow of $453,081 and $474,181, respectively for such periods.  We had a net loss of $405,624 and negative operating cash flows of $94,037 for the nine months ended December 31, 2008.  We had a total accumulated deficit of $6,521,256 and negative working capital of $744,525 as of December 31, 2008.

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

DEPENDENCY ON ADDITIONAL FINANCING.

As mentioned above, we have experienced negative operating cash flow and there is no assurance that we will have positive operating cash flow in the future. We have relied upon borrowings under the Loan and Security Agreement described in detail in the section “Management’s Discussion and Analysis” and in Note 2 to the Unaudited Consolidated Financial Statements in order to satisfy our liquidity needs. The borrowing capacity afforded us under this agreement has been fully utilized based on the eighteen months term of the Loan and Security Agreement.  The Company needs to obtain additional financing to maintain liquidity and continue its business operations over the next twelve months, assuming the Exchange Agreement with LADP does not close.

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

MAJORITY VOTING CONTROL OVER THE COMPANY IS IN THE HANDS OF ONLY TWO SHAREHOLDERS.

Voting together, Pinnacle Three Corporation, which holds 22,515,000 or 30% of our outstanding shares of common stock and our CEO, Oleg Firer, who can vote 27,530,009 shares of common stock representing 37.2% of the outstanding shares of common stock have voting control over the Company.  Mr. Firer holds proxies for six (6) different stockholders of the Company, holding an aggregate of 17,895,723 shares of the Company’s common stock.  The stockholders that entered into proxy agreements with Mr. Firer include Rite Holdings, Inc (7,190,331 shares), Yakov Shimon (8,932,510 shares), Leonid Shimon (266,907 shares), Arkady Khavulya (1,423,175 shares), Stanislav Pavlenko (7,800 shares), and G.R. Woitzik (75,000 shares).   Mr. Firer also personally holds voting rights to 8,949,910 shares of common stock which he personally beneficially owns.  Pinnacle Three Corporation holds 22,515,000 shares of our common stock. In addition, both Mr. Firer and Pinnacle Three Corporation hold convertible promissory notes in the amounts of $185,000 and $172,653, respectively in September 2008, which notes are convertible at the option of such holders into approximately 9,250,000 and 8,632,650 shares of our common stock, respectively, at a conversion price of $0.02 per share.  As a result, Pinnacle Three Corporation and Mr. Firer will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Pinnacle Three Corporation and Mr. Firer, who are unrelated and have not agreed to vote together on any shareholder matters, may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.  Further, to date, Mr. Firer and Pinnacle Three Corporation have both indicated that they will vote for all of the actions in the Information Statement that are to be filed in connection with the Exchange Agreement (as described above under “Material Agreements”), including the Spin-Off.

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

INCREASES IN PROCESSING COSTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

We are subject to certain contractual volume obligations that if not met, will cause our processing costs to increase and may therefore adversely affect our ability to attain and retain new and existing merchants. More information about our contractual obligations is located in the section of “Management’s Discussion and Analysis” entitled "Liquidity and Capital Resources."

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

RISKS RELATING TO OUR COMMON STOCK

STOCKHOLDERS WILL INCUR SUBSTANTIAL DILUTION IF THE SHARE EXCHANGE AGREEMENT WITH LADP, IS CONSUMATED.

On or about February 5, 2009, the Company entered into an Amended and Restated Share Exchange Agreement (the “Exchange Agreement”) with LADP, LLC, a Delaware limited liability company (“LADP”), LA Digital (defined above), I-Toss, and the shareholders of I-Toss owning 100% of its outstanding shares, as described above.  Pursuant to the Exchange Agreement, upon Closing (as defined above), the LADP Shareholders are to transfer to the Company 100% of the issued and outstanding interests of LA Digital, in exchange for an aggregate of 44,340 shares of the Company’s newly designated Series A Preferred Stock (the “Preferred Stock”).  The Preferred Stock is to automatically convert upon the effective date of the Reverse Stock Split (as defined above) into 44,340,000 post-Reverse Stock Split shares of the Company’s common stock.  Therefore as a result of the Exchange Agreement and related transactions, stockholders of the Company will incur substantial dilution of their ownership interest in the Company.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE THERE ARE A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS OUTSTANDING AND THE SALE OF THE UNDERLYING SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

The market price of our common stock may decline because there are a large number of options and warrants that are available for exercise, and the sale of shares underlying these options and warrants may depress the market price of our common stock. As of December 31, 2008, we had 73,984,095 shares of common stock issued and outstanding. Although the holders may not exercise or convert our outstanding warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings. Exercise of these options and warrants would dilute the proportionate equity interest and voting power of holders of our common stock.

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

Furthermore, because our common stock is traded on the over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

3.4
Certificate of Designations of Acies Corporation Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2009).

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

10.18
Lease Termination Agreement between CRP/Capstone 14 W Property Owner, L.L.C. and the Company (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 17, 2008).

10.19	Amended and Restated Share Exchange Agreement (February 5, 2009) (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2009).

16.1	Letter from Amper, Politziner & Mattia, P.C. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

31	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACIES CORPORATION

Date: February 23, 2009	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Chief Financial Officer