Form 10-K
period 2009-03-31
ACIES CORP
filed 2009-07-14
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

Commission file number: 000-49724

ACIES CORPORATION

NEVADA	91-2079553
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

132 West 36th Street, 3rd Floor
New York, New York 10018
(Address of principal executive offices)     (Zip Code)

(786) 923-0523
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $750,828 as of September 30, 2008.

As of June 29, 2009, the registrant had 73,984,095 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CERTAIN STATEMENTS IN THIS REPORT ON FORM 10-K (THIS "FORM 10-K"), CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ACIES CORPORATION AND ITS PRINCIPAL SUBSIDIARY, ACIES, INC. (COLLECTIVELY, "THE COMPANY", "WE", “ACIES,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2009.

COMPANY HISTORY

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

In November 2004, Atlantic changed its name to Acies Corporation (“Acies” or the “Company”).

DESCRIPTION OF PRINCIPAL PRODUCTS AND SERVICES

The Company, through its wholly-owned subsidiary Acies, Inc., is engaged in the business of providing payment processing solutions to small and medium size merchants across the United States. Through contractual relationships with third parties to whom we outsource the providing of certain services, Acies is able to offer complete solutions for payment processing, whereby we consult with merchants to best determine their hardware and software needs; provide transaction authorization, settlement and clearing services; perform merchant acceptance and underwriting functions; program, deploy and install traditional and next-generation point-of-sale (POS) terminals; assist in the detection of fraudulent transactions; and provide customer and technical support and service on an on-going basis. We are a registered member service provider of  Wells Fargo Bank, N.A.  Historically we were sponsored by JPMorgan Chase Bank through a joint venture between JPMorgan Chase and First Data Corp.  On May 27, 2008, JPMorgan Chase and First Data Corp announced that they had agreed to end their joint venture.  On November 3, 2008, JPMorgan Chase and First Data Corp completed an ownership transition and ended their joint venture.  As part of this transaction, First Data Corp assumed services to the joint venture’s customers and changed bank sponsorship to Wells Fargo Bank, N.A.  The Company continues to do business under its legacy agreement, while negotiating new processing agreements with First Data Corp.

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

We believe that we have developed significant expertise in industries that we believe present relatively low risk as customers are generally present and the products and/or services are generally delivered at the time the transaction is processed. These industries include “brick and mortar” retailers, hospitality, automotive repair shops, food stores, petroleum distributors and professional service providers. As of March 31, 2009, the end of our last fiscal year, approximately 19% of our merchants were professional service providers, 18% were hospitality merchants, 10% were food stores, 9% were gas stations and petroleum distributors, 8% were automotive sales and repair shops, 6% were apparel stores, 22% were other “brick and mortar” retailers and 8% were other industries.

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

We are a registered member service provider of Wells Fargo Bank, N.A.  Historically we were sponsored by JPMorgan Chase Bank through a joint venture between JPMorgan Chase and First Data Corp.  On May 27, 2008, JPMorgan Chase and First Data Corp announced that they had agreed to end their joint venture.  On November 3, 2008, JPMorgan Chase and First Data Corp completed an ownership transition and ended their joint venture.  As part of this transaction, First Data Corp assumed services to the joint venture’s customers and changed bank sponsorship to Wells Fargo Bank, N.A.  The Company continues to do business under its legacy agreement, while negotiating new processing agreements with First Data Corp.

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

EMPLOYEES

As of June 29, 2009, we have 4 full-time employees and one part-time employee and engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

RECENT MATERIAL TRANSACTIONS

On or around June 16, 2009, the Company and LADP, LLC, a Delaware limited liability company (“LADP”) agreed to terminate their previously announced February 5, 2009, Amended and Restated Share Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company had planned to acquire the ownership of L.A. Digital Post, Inc., a California corporation (“LA Digital”), and change its operations to that of LA Digital, the rental of post-production video and film editing equipment.

The parties agreed to terminate the Exchange Agreement as a required closing condition of the Exchange Agreement, as LADP’s requirement to obtain the consent of Bank of America to the Exchange Agreement and the transactions contemplated therein, could not be obtained.

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

No Preferred Stock has been issued to date.

ITEM 1A. RISK FACTORS

In addition to other information contained in this Form 10-K, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-K.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2009 and March 31, 2008, we had a net loss of $388,691 and $668,597, respectively, and we have had a positive operating cash flow of $95,842 for the fiscal year ended March 31, 2009 as compared to negative operating cash flow of $453,081 for the fiscal year ended March 31, 2008.  We had a net loss of $405,624 and negative operating cash flows of $94,037 for the nine months ended December 31, 2008.  We had a total accumulated deficit of $6,504,323 and negative working capital of $1,051,013 as of December 31, 2008.

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

DEPENDENCY ON ADDITIONAL FINANCING.

As mentioned above, we have experienced negative operating cash flow and there is no assurance that we will have positive operating cash flow in the future. We have relied upon borrowings under the Loan and Security Agreement described in detail in the section “Management’s Discussion and Analysis” and in Note 1 to the Unaudited Consolidated Financial Statements in order to satisfy our liquidity needs. The borrowing capacity afforded us under this agreement has been fully utilized based on the eighteen months term of the Loan and Security Agreement.  The Company needs to obtain additional financing to maintain liquidity and continue its business operations over the next twelve months.

OUR AUDITED FINANCIAL STATEMENTS FOR FISCAL YEAR 2009 INCLUDE AN OPINION FROM OUR INDEPENDENT AUDITORS INDICATING THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

MAJORITY VOTING CONTROL OVER THE COMPANY IS IN THE HANDS OF ONLY TWO SHAREHOLDERS.

Voting together, Pinnacle Three Corporation, which holds 22,515,000 or 30% of our outstanding shares of common stock and our CEO, Oleg Firer, who can vote 27,530,009 shares of common stock representing 37.2% of the outstanding shares of common stock have voting control over the Company.  Mr. Firer holds proxies for six (6) different stockholders of the Company, holding an aggregate of 17,895,723 shares of the Company’s common stock.  The stockholders that entered into proxy agreements with Mr. Firer include Rite Holdings, Inc (7,190,331 shares), Yakov Shimon (8,932,510 shares), Leonid Shimon (266,907 shares), Arkady Khavulya (1,423,175 shares), Stanislav Pavlenko (7,800 shares), and G.R. Woitzik (75,000 shares).   Mr. Firer also personally holds voting rights to 8,949,910 shares of common stock which he personally beneficially owns.  Pinnacle Three Corporation holds 22,515,000 shares of our common stock. In addition, both Mr. Firer and Pinnacle Three Corporation hold convertible promissory notes in the amounts of $185,000 and $178,300, respectively at March 31, 2009, which notes are convertible at the option of such holders into approximately 9,250,000 and 8,915,000 shares of our common stock, respectively, at a conversion price of $0.02 per share.  As a result, Pinnacle Three Corporation and Mr. Firer will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Pinnacle Three Corporation and Mr. Firer, who are unrelated and have not agreed to vote together on any shareholder matters, may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

WE DEPEND ON VISA AND MASTERCARD REGISTRATION AND FINANCIAL INSTITUTION SPONSORS AND WE MUST COMPLY WITH THEIR STANDARDS TO MAINTAIN REGISTRATION. THE TERMINATION OF OUR REGISTRATION COULD REQUIRE US TO STOP PROVIDING PROCESSING SERVICES ALTOGETHER.

Our designation with Visa and MasterCard as a member service provider is dependent upon the sponsorship of member clearing banks, including Wells Fargo Bank, N.A., and our continuing adherence to the standards of the Visa and MasterCard credit card associations. In the event we fail to comply with these standards, Visa or MasterCard could suspend or terminate our designation as a member service provider. If these sponsorships are terminated and we are unable to secure another bank sponsor, we will not be able to process bankcard transactions. Because of the fact that the vast majority of the transactions we process involve Visa or MasterCard, the termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could require us to stop providing processing services altogether. This would severely impact our revenues, and with that the value of our Company.

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

MAINTAINING CURRENT REVENUE LEVELS IS DEPENDENT UPON FACTORS IMPACTING THE PETROLEUM INDUSTRY.

Over 27% of the Company’s revenue is derived from merchants in the petroleum industry.  The Company therefore has a risk of revenue being adversely impacted by significant decreases in gasoline prices, increases in merchant strategies to have more consumers pay in cash, or other negative factors which adversely affect the petroleum industry.

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

OUR REVENUES ARE HIGHLY SENSITIVE TO OVERALL CHANGES IN THE ECONOMY AND CONSUMER SPENDING PATTERNS IN GENERAL.

As we receive a greater number of payment processing fees the more consumers spent at the locations of the merchants who are our clients, we are highly susceptible to downturns in the overall economy and changes in consumer spending.  Due to the downturns in the credit markets, bankruptcies of several large employers, as well as overall layoffs in the global economy and general malaise in the global consumer economy, we expect our revenues for the near future to be highly volatile and most likely lower than for the same periods of fiscal 2009.  As a result, our results of operations and the value of our securities could decline in value and/or become worthless.

RISKS RELATING TO OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE THERE ARE A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS OUTSTANDING AND THE SALE OF THE UNDERLYING SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

The market price of our common stock may decline because there are a large number of options and warrants that are available for exercise, and the sale of shares underlying these options and warrants may depress the market price of our common stock. As of June 29, 2009, we had 73,984,095 shares of common stock issued and outstanding. Although the holders may not exercise or convert our outstanding warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings. Exercise of these options and warrants would dilute the proportionate equity interest and voting power of holders of our common stock.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Furthermore, any issuer delisted from the OTCBB more than one (1) time in any twenty-four (24) month period for failure to file a periodic report would be ineligible to be re-listed for a period of one-year year, during which time any subsequent late filing would reset the one-year period of de-listing.  As we were late in filing our 10-K for the period ended March 31, 2008, if we are late in our filings two more times in the twenty-four (24) month period following March 31, 2008, or three times in any subsequent twenty-four (24) month period and are de-listed from the OTCBB, or if our securities are de-listed from the OTCBB two times in any twenty-four (24) month period for failure to file a periodic report, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ended March 31, 2008, we were required to furnish a report by our management on our internal controls over financial reporting. Such report is required to contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Beginning with the year ended March 31, 2010; this report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. As we were unable to assert that our internal controls were effective as of March 31, 2009, and if in future years our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

Furthermore, because our common stock is traded on the over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) may not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company.

ITEM 2. DESCRIPTION OF PROPERTY

Lease Termination

On or about November 10, 2008, the Company entered into a Lease Termination Agreement with CRP/Capstone 14 W Property Owner, L.L.C., a Delaware limited liability company (“CRP”) and the landlord and owner of the Company’s office space at 14 Wall Street, New York, New York.  Pursuant to the Lease Termination Agreement the Company and CRP agreed to terminate the lease agreement for the Company’s office space at 14 Wall Street, New York, New York.  The Company entered into the lease agreement on June 4, 2004, and the Company vacated the premises on September 30, 2008.  The Lease Termination Agreement has an effective date of September 30, 2008.  As consideration for allowing termination of the lease agreement, the Company agreed to pay CRP a total of $12,500 prior to November 28, 2008, which amount was paid on October 1, 2008, and relinquish all rights to any security deposits held by CRP.  The Lease Termination Agreement also provides a mutual release of liability provision whereby the Company and CRP agreed to release and discharge each other from all claims and liability arising out of or in connection with the lease agreement.  On October 20, 2008, the Company abandoned offices located at 1934 Hollywood Blvd, Suite 200, Hollywood, FL, and on such date the Company notified the landlord and surrendered the premises.

Our mailing address, 132 West 36th Street, 3rd Floor, New York, New York 10018, is provided to us free of charge by Merchant Processing Services Corp. (MPS), a company which services our clients for a fee. MPS is a wholly-owned subsidiary of Merchant Capital Holding Corp, a company controlled by Star Capital Holdings Corp, a company affiliated with our Chief Executive Officer, Oleg Firer.

We also maintain office space for our executive offices at 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160, which is provided to us free of charge by Star Capital Holdings Corp, a company affiliated with our Chief Executive Officer, Oleg Firer.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

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

	High	Low
2009 Fiscal:
Fourth Quarter	$0.015	$0.006
Third Quarter	$0.030	$0.003
Second Quarter	$0.030	$0.010
First Quarter	$0.050	$0.010

2008 Fiscal:
Fourth Quarter	$0.070	$0.030
Third Quarter	$0.050	$0.010
Second Quarter	$0.050	$0.030
First Quarter	$0.050	$0.030

As of June 29, 2009, there were 73,984,095 shares of common stock outstanding.

As of June 29, 2009, there were approximately 50 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

Dividends

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

EQUITY COMPENSATION PLAN INFORMATION

We currently do not have an equity compensation plan in place. However, through March 31, 2009 we have issued options, which have not been approved by our shareholders, to our management team and directors as follows:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND WARRANTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by shareholders:	N/A	N/A	N/A
Equity compensation plans not approved by shareholders:	10,435,825	$0.38	N/A

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

Item omitted as not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Moving forward, we will continue to engage in the business of providing payment processing solutions to small and medium size merchants across the United States, and will use our best efforts to expand our client base and/or improve the Company’s profitability.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company. For the year ended March 31, 2009, we had a net loss of $388,691, and had an accumulated deficit of $6,504,323 and negative working capital of $1,051,013 as of March 31, 2009.

The Company received a going concern opinion from its auditors on its audited financial statements for fiscal 2009. Due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. This substantial doubt may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

We anticipate needing to raise additional capital in the short term to continue our operations in addition to the previous notes we sold in July and September 2008.  We anticipate the need for approximately $2,000,000 of additional capital to support our operations for the next 12 months.  We may attempt to sell debt and/or equity securities in the future to raise additional funds to continue our business operations.  If we are unable to raise additional funding in the future, we may be forced to curtail our business operations, change our business focus, cease our periodic filings, sell our assets, file for bankruptcy protection or dissolve the Company.

RESULTS OF OPERATIONS

REVENUES

Revenues decreased $4,487,548 (or 34%) to $8,607,649 for the fiscal year ended March 31, 2009, as compared to revenues of $13,095,197 for the fiscal year ended March 31, 2008. The decrease in revenues was principally due to the decrease in processing volumes (i.e., card-based sales in dollars) and the decrease in the number of transactions.  The decrease reflects the decrease in merchant processing revenues resulting from the loss of merchant accounts and loss of sales agents, and greater pricing pressure in certain industries to which we market our services.

Cost of revenues decreased $4,042,223 (or 35%) to $7,525,227 for the fiscal year ended March 31, 2009, as compared to cost of revenues of $11,567,450 for the fiscal year ended March 31, 2008. The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from decreasing merchant processing revenues.

Gross margin decreased $445,325 (or 29%) to $1,082,422 for the fiscal year ended March 31, 2009, as compared to gross margin of $1,527,747 for the fiscal year ended March 31, 2008. Gross margin as a percentage of revenues increased 1% to 13% for the fiscal year ended March 31, 2009, as compared to gross margin of 12% for the fiscal year ended March 31, 2008.

PERSONNEL EXPENSE

Personnel expense decreased $563,411 (or 46%) to $648,921 for the fiscal year ended March 31, 2009, as compared to personnel expense of $1,212,332 for the fiscal year ended March 31, 2008. The decrease was due primarily to the decrease in personnel from 9 full-time employees as of March 31, 2008, to 1 full-time employee as of March 31, 2009 and a decrease in stock-based compensation.

PROFESSIONAL FEES

Professional fees increased $32,839 (or 13%) to $289,466 for the fiscal year ended March 31, 2009, as compared to $256,627 for the fiscal year ended March 31, 2008.   The increase was due to higher consulting fees for the year ended March 31, 2009, compared to the year ended March 31, 2008.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling ("G&A") expenses decreased $95,780 (24%) to $304,972 for the fiscal year ended March 31, 2009, as compared to $400,752 for the fiscal year ended March 31, 2008.  The decrease was due to a scale down in operations.

RENT

Rent expense decreased by $104,659 (62%) to $63,667 for the year ended March 31, 2009, compared to $168,326 for the year ended March 31, 2008.  The decrease in rent expense is a result of the termination of our lease agreement in New York effective September 30, 2008 and the surrender of our leased premises in Florida effective October 1, 2008.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense decreased $14,168 to $144,287 for the fiscal year ended March 31, 2009, as compared to interest expense of $158,455 for the fiscal year ended March 31, 2008, reflecting a net reduction in debt outstanding.

NET LOSS

We had a net loss of $388,691 for the fiscal year ended March 31, 2009, as compared to a net loss of $668,597 for the fiscal year ended March 31, 2008. The decrease in the net loss is primarily attributable to the decrease in personnel expenses.

 LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had total current assets of $484,146, and total current liabilities of $1,535,159 resulting in negative working capital of $1,051,013. The ratio of current assets to current liabilities was 32% as of March 31, 2009.  The Company believes that the existing financing and expected earnings will not meet its current working capital and debt service requirements for the next twelve months.  These issues raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

We had long-term portion of notes payable of $41,380 and total liabilities of $1,576,519 as of March 31, 2009.

We had a total accumulated deficit of $6,504,323 as of March 31, 2009. The Company believes that the existing financing and expected earnings will not meet its current working capital and debt service requirements for the next twelve months. These issues raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

At March 31, 2009, Acies had drawn down an aggregate total of $1,870,000 on the RBL facility and our aggregate remaining principal outstanding from these borrowings was $176,048 at March 31, 2009. As of June 30, 2009, the principal amount to be repaid under the facility is approximately $96,000.

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

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Pinnacle for $172,653 to evidence loans advanced to the Company by Pinnacle during the months of August and September 2008. In July 2009, the Company entered into an additional 18% Convertible Promissory Note with Pinnacle to evidence an additional $5,647 loaned by Pinnacle to the Company. Together with principal and all accrued interest, the notes are due and payable on September 23, 2009. The notes are convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The balance of the notes, not including an accrued and unpaid interest as of March 31, 2009 was $178,300.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Mr. Oleg Firer, the Company's Chief Executive Officer and Director of the Company, to evidence the amount of $185,000 owed by the Company to Mr. Firer in connection with various expenses paid by Mr. Firer on the Company's behalf and reimbursements he is owed dating back to April 2006. The note is due and payable together with accrued and unpaid interest on September 23, 2009, and is convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The balance of this note, not including accrued and unpaid interest as of March 31, 2009 was $185,000.

This borrowing only alleviated our short-term capital needs.  Acies believes that it can secure additional capital through debt and/or equity financing, and has received proposals from potential lenders, which are currently in negotiation.  We do not, however, have any commitments or identified sources of additional capital from third parties or from our officers, directors or significant shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan, which would limit our ability to continue as an on-going business.

Cash Requirements

Our business is such that our revenues are generally recurring. Once we add a new account, which generally entails up-front expenditures, whether it be salaries for direct (i.e., Acies-employed) salespersons, or an investment in merchant terminal equipment, we typically receive revenue relating to that account for as long as the merchant is our customer. If we employ a strategy of utilizing independent sales agents and organizations who are not salaried and are paid on a performance-based basis, the up-front costs are even less; however; commissions payable to these independent sales agents are higher.

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

Most of our expenses are variable and are a function of our revenue stream, while other expenses are of a more fixed nature, but are still controllable. Moreover, our fixed expenses which reflect the on-going cost of our infrastructure would not need to be increased significantly as our revenue base increases. We estimate that over the next twelve months, to maintain a minimal rate of growth, we would have corporate operating expenses on a cash basis, excluding our cost of revenues which is variable, of approximately $2,000,000. This would include our personnel costs, rent, professional fees, insurance, utilities and other office expenses. At our current revenue growth rate, assuming no improvement over historical margins, we believe that operating cash flow would not be sufficient to cover our expenditures, unless we are able to obtain additional financing.

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

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities will result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Cash Flows

The Company had $95,842 of cash provided by operating activities for the year ended March 31, 2009, which mainly consisted of $388,691 of net loss offset by $30,667 of stock-based compensation, $54,736 of depreciation expense, $643,814 of accounts receivable and $254,372 of accounts payable and accrued expenses.

The Company had $0 of cash used in investing activities for the year ended March 31, 2009.

The Company had $92,985 of cash used in financing activities for the year ended March 31, 2009, which included $826,886 of repayment of notes payable, partially offset by $555,601 of proceeds from notes payable and $178,300 of proceeds from loans from related party.

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

Most of our expenses are variable and are a function of our revenue stream, while other expenses are of a more fixed nature, but are still controllable. Moreover, our fixed expenses which reflect the on-going cost of our infrastructure would not need to be increased significantly as our revenue base increases. We estimate that over the next twelve months, to maintain a minimal rate of growth, we would have corporate operating expenses on a cash basis, excluding our cost of revenues which is variable, of approximately $2,000,000. This would include our personnel costs, rent, professional fees, insurance, utilities and other office expenses. At our current revenue growth rate, assuming no improvement over historical margins, we believe that operating cash flow would not be sufficient to cover our expenditures, unless we were able to obtain additional financing.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities will result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at March 31, 2009, and no effect on the effective rate.

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

MARCH 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Acies Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Acies Corporation as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acies Corporation as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Acies Corporation will continue as a going concern.  As discussed in Note 1 to the financial statements,  Acies has suffered recurring losses from operations and negative cash flows from operations, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

July 14, 2009

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash	$44,255	$41,398
Accounts receivable	439,891	1,083,705
Other current assets	-	16,295
Total current assets	484,146	1,141,398

Other assets and deposits	-	67,921
Fixed assets, net of accumulated depreciation of $42,193 and $35,892, respectively	12,215	18,516
Merchant terminal equipment, net of accumulated depreciation of $235,752 and 187,317, respectively	-	48,435
Total Assets	$496,361	$1,276,270

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Notes payable - current portion	$134,688	$800,677
Accounts payable and accrued expenses	833,295	1,360,280
Accounts payable to related party	92,668	-
Deferred revenue	92,398	96,233
Merchant equipment deposits	18,810	18,810
Loans from related parties	363,300	-
Total current liabilities	1,535,159	2,276,000

Long-term portion of notes payable	41,360	102,010
Deferred rent and other obligations	-	70,694
Total Liabilities	1,576,519	2,448,704

Commitment and contingencies	-	-

Shareholders’ Deficit
Preferred Stock, Series A, $0.001 par value, 44,340 shares authorized, no shares
issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized 73,984,095 and
51,469,095 shares issued and outstanding, respectively	73,984	51,469
Additional paid-in capital	5,350,181	4,891,729
Accumulated deficit	(6,504,323)	(6,115,632)
Total Shareholders’ Deficit	(1,080,158)	(1,172,434)
Total Liabilities and Shareholders’ Deficit	$496,361	$1,276,270

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2009 and 2008

	2009	2008

Revenues	$8,607,649	$13,095,197
Cost of revenues	7,525,227	11,567,450
Gross margin	1,082,422	1,527,747

Corporate expenses:
Personnel expense (includes non-cash stock-based compensation)	648,921	1,212,332
Professional fees	289,466	256,627
General, administrative and selling	304,972	400,752
Rent	63,667	168,326
Total corporate expenses	1,307,026	2,037,997

Operating loss	(224,604)	(510,250)

Other income (expense):
Interest expense	(144,287)	(158,455)
Interest income	200	108
Other expense	(20,000)	-
Total other income (expense)	(164,088)	(158,347)

Net loss	$(388,691)	$(668,597)

Net loss per share - Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding - Basic and Diluted	67,383,807	51,342,865

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
Years ended March 31, 2009 and 2008

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par	Capital	Deficit	Total
Balance, March 31, 2007	51,169,095	$51,169	$4,808,582	$(5,447,035)	$(587,284)

Stock-based compensation:
– restricted stock	300,000	300	12,534	-	12,834
– amortization of option expense	-	-	70,613	-	70,613

Net loss	-	-	-	(668,597)	(668,597)

Balance, March 31, 2008	51,469,095	$51,469	$4,891,729	$(6,115,632)	$(1,172,434)

Stock-based compensation:
– restricted stock	-	-	3,667	-	3,667
– amortization of option expense	-	-	27,000	-	27,000

Issuance of common stock for conversion of debt and interest	22,515,000	22,515	427,785	-	450,300

Net loss	-	-	-	(388,691)	(388,691)

Balance, March 31, 2009	73,984,095	$73,984	$5,350,181	$(6,504,323)	$(1,080,158)

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2009 and 2008

	Year Ended March 31
	2009	2008

CASH FROM OPERATING ACTIVITIES
Net loss	$(388,691)	$(668,597)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation	30,667	83,447
Depreciation expense - fixed assets and merchant equipment	54,736	91,107
Changes in assets and liabilities:
Accounts receivable	643,814	(55,965)
Other current assets	16,295	(16,295)
Deferred revenue	(3,834)	606
Other assets	67,921	(15,646)
Accounts payable and accrued expenses	(254,372)	117,677
Deferred rent and other current liabilities	(70,694)	10,585)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	95,842	(453,081)

CASH USED IN INVESTING ACTIVITIES
Purchases of fixed assets	-	(6,839)
CASH USED IN INVESTING ACTIVITIES	-	(6,839)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	555,601	1,310,000
Repayment of notes payable	(826,886)	(770,467)
Proceeds from loans from related party	178,300	-
Repayment of loan from related party	-	(40,042)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(92,985)	499,491

NET CHANGE IN CASH	2,857	(39,571)
Cash, beginning of the year	41,398	1,827
Cash, end of the year	$44,255	$41,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest and debt-related fees	$122,099	$158,455
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Issuance of common stock in settlement of note payable	$450,300	$-
Note payable to officer issued for accounts payable and accrued expenses	$185,000	-

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

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.   As of March 31, 2009 and 2008, no allowance for doubtful accounts was deemed necessary.

Long-lived Assets. At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Stock Based Compensation. We account for share-based payments under in accordance with generally accepted accounting principles, which requires that share−based payments be reflected as an expense based upon the grant−date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black−Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations. For restricted stock awards, the Company values the stock based on the closing price of our common stock on the date of the award, and recognizes the expense over the vesting period of the restricted stock on a straight-line basis.

Income Taxes. Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and accrued tax liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Loss per Share. Acies calculates basic net loss per share based on the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the if-converted method. Acies’ calculation of diluted net loss per share excludes potential common shares as of March 31, 2009 and 2008 as the effect would be anti-dilutive.

Risks from Concentrations. The majority of our merchants’ transactions are processed by a third-party processor. The Company therefore has a risk of our processor significantly increasing our costs of outsourcing the services provided. The Company, however, believes that there are alternative processing relationships available should this occur.

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

Recently Issued Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-b, which proposed deferring the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. Acies adopted SFAS 157 as it relates to financial assets and liabilities as of April 1, 2008.  Acies is evaluating the impact the adoption of SFAS 157 related to nonfinancial assets and liabilities will have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No 157   (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods for those fiscal years.  The Company is currently evaluating the impact that SFAS No,. 157 will have on the financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

In June 2008, FASB ratified EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”).  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  EITF 07-05 is effective March 1, 2009.  The Company has determined that there are no outstanding warrants that are affected by the adoption of ETIF 07-05, and thus it is not impacted by its adoption of EITF 07-05.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FAS 157-4”) to amend SFAS 157.  FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased.  In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which   identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP).  The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that is directed at auditors rather than entities.  SFAS 162 became effective on November 15, 2008 and the SFAS did not an impact on operating results, financial position or cash flows of the Company.

NOTE 3 - FIXED ASSETS

Property and office equipment consisted of the following at March 31, 2009 and 2008:

Description	Life	2009	2008
Computer Equipment	3 years	$23,811	23,811
Office Furniture	7 years	15,614	15,614
Equipment	5 years	14,983	14,983
		54,408	54,408
Less: accumulated depreciation		(42,193)	(35,892)
		$12,215	18,516

 Depreciation expense on fixed assets totaled $6,301 and $11,958 in fiscal 2009 and 2008, respectively. These amounts were determined using the straight-line depreciation method over the estimated useful life of the assets as noted above, as measured from the dates of acquisition.

NOTE 4- MERCHANT TERMINAL EQUIPMENT

As a sales promotion campaign, Acies at times places point of sale equipment at merchant locations as an inducement to generate revenue from processing services. When this occurs, Acies owns the equipment and often receives a deposit thereon from the merchant. Should the merchant cease to be a customer, the equipment is returned to Acies for redeployment to a different merchant location, and the deposit is returned to the merchant. This equipment consisted of the following at March 31, 2009 and 2008:

Description	Life	2009	2008
Merchant terminal equipment	3 years	$235,752	$235,752
Less: accumulated depreciation		(235,752)	(187,317)
		$-	$48,435

Depreciation expense on terminal equipment totaled $48,435 and $79,149 in fiscal 2008 and 2007, respectively. These amounts were determined using the straight-line depreciation method over the estimated useful life of the assets as noted above, as measured from the dates of acquisition.

NOTE 5 - NOTES PAYABLE

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

The Loan and Security Agreement additionally provides for customary events of default with corresponding grace periods, including the failure to pay any principal or interest when due, failure to comply with covenants, material misrepresentations, certain bankruptcy, insolvency or receivership events, imposition of certain judgments and the liquidation or merger of Acies. Acies’ obligations under the Loan and Security Agreement are collateralized by substantially all of Acies’ assets, including future remittances relating to its portfolio of merchant accounts. Proceeds from loans under this facility were used to fund general working capital needs, and to repay loans from officers of the Company.

Acies’ borrowings under this agreement were $100,000 and $460,000 during the fiscal years ended March 31, 2009 and 2008, respectively. At March 31, 2009, our aggregate remaining principal outstanding from these borrowings was $176,036.  Beginning in April 2008, the Company did not have any further remaining availability under this facility.

The principal repayment schedule for notes payable as of March 31, 2009 is as follows:

Year Ending March 31:
2011	$37,936
2012	3,424

NOTE 6 - STOCK OPTIONS AND WARRANTS

Acies does not currently have an equity compensation plan in place. We have, however, issued options which have not been approved by our shareholders.

Acies recognizes all share-based payments to employees, including grants of employee stock options and restricted stock, in the financial statements at their fair values.  The expense is being recognized on a straight-line basis over the vesting period of the amounts.

During the years ended March 31, 2009 and 2008, Acies recognized stock-based compensation expense (related both to options and to restricted stock awards) in the amount of $27,000 and $83,447, respectively. Unrecognized compensation expense on the non-vested portion of the options at March 31, 2009 was approximately $23,000, which is expected to be expensed over a weighted average period of 1.00 year.

No options were granted during the years ended March 31, 2009 or 2008.

The following summarizes the stock option and warrant transactions for the two years ended March 31, 2009:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding at March 31, 2007	5,130,181	$0.74	8,310,000	$0.27
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2008	5,130,181	0.74	8,310,000	0.27
Granted	-	-	-	-
Forfeited	(2,284,356)	(0.74)	(720,000)	(0.50)
Outstanding at March 31, 2009	2,845,825	$0.74	7,590,000	$0.25

Options outstanding and exercisable as of March 31, 2009:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$1.00	1,845,825	1 years	1,845,825
$0.25	1,000,000	2 years	1,000,000
	2,845,825		2,845,825

Options outstanding as of March 31, 2009 have a $0 intrinsic value.

Warrants outstanding and exercisable as of March 31, 2009:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	1 year	7,590,000

There were no warrants issued during the years ended March 31, 2009 or 2008.

NOTE 7 – EQUITY

Common Stock
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

On July 17, 2008, Acies issued 22,515,000 shares of common stock to Pinnacle in exchange for the $450,000 promissory note and accrued interest of $300.

During the years ended March 31, 2009 and 2008, Acies recognized a total of $3,667 and $12,534, respectively, in stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the previous periods. At March 31, 2009, there was no unrecognized compensation expense on the non-vested portion of the restricted stock.

Preferred Stock

On December 15, 2008, Acies filed with the Nevada Secretary of State, a Certificate of Designations of Acies Corporation Establishing the Designations, Preferences, Limitations and Relative Rights of the Preferred Stock (the “Designation”).  The Designation provides for the designation of a series of 44,340 shares of Series A Preferred Stock, par value $0.001 per share.  The holders of the Preferred Stock are not to be entitled to any liquidation preference.  The Designation provides conversion rights whereby upon the effective date of a reverse stock split each share of preferred stock will be automatically convert into shares of Acies’ post-reverse stock split common stock at a rate of 1,000 post-reverse stock split shares of Acies’ restricted common shares for each 1 share of preferred stock, without any required action by the holder thereof.

The preferred stock is to have the same voting rights as those accruing to the common stock and vote that number of shares as are issuable upon conversion of such preferred stock that any holder as of the record date of any such vote based on the conversion rate divided by the reverse stock split (to retroactively take into account the reverse stock split).  The voting rights of the preferred stock are to be applicable regardless of whether Acies has a sufficient number of authorized but unissued shares of common stock then available to affect an automatic conversion.  The holders of the preferred stock are not to be entitled to receive dividends paid on Acies’s common stock and the preferred stock is not to accrue any dividends.  Further, the shares of the Series A Preferred Stock are not to have or be subject to redemption rights.

NOTE 8 - LOSS PER SHARE

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	For the year ended March 31,
	2009	2008
Basic and diluted:
Net loss	$(388,691)	$(668,597)
Weighted average common shares outstanding	67,383,807	51,342,865
Net loss per common share	$(0.01)	$(0.01)

Total stock options and warrants in the amount of 10,435,825 and 13,440,181for the years ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti−dilutive as a result of net losses.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

During November 2008, Acies entered into a Lease Termination Agreement to terminate the lease agreement for the office space located in New York, New York effective September 30, 2008.  In consideration for the termination of the lease agreement the terms of the agreement provided for the payment of $12,500 to the lessor and the surrender of deposits in the amount $30,000 held by the lessor.  All payments made in connection with the termination of the lease agreement are included in rent expense in the consolidated statement of operations.

In March 2008, Acies entered into a 3-year lease agreement for 2,000 square feet of office space in Hollywood, Florida.  The agreement provided for scheduled rental increases that were expensed on a straight line basis.  During October 2008, Acies surrendered the office space. Acies has not received a release of liability under this obligation. The remaining monthly payments for remaining term of the lease would have been $95,933; however, no amount is accrued.

A deferred rental obligation for both locations in the amount of $0 and $70,694 as of March 31, 2009 and 2008, respectively, is recorded in Deferred Rent and Other Obligations. Rent expense was approximately $64,000 and $168,000 for fiscal 2009 and 2008, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2008, Acies paid approximately $22,500 for equipment purchased and accrued for in prior periods from ViVOtech Inc. Jeffrey D. Klores, a former Director of Acies, was Vice President of Sales for ViVOtech Inc.

During the year ended March 31, 2009 and 2008, Acies paid approximately $45,300 and $76,700, respectively,  in residual commissions to an independent sales organization, a principal of which is also a principal of Rite Holdings, Inc., which is a significant shareholder of Acies.

In June 2008, the Company borrowed $450,000 through the execution of a convertible promissory note with Pinnacle Three Corporation (“Pinnacle”), bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010. On June 6, 2008, the Company received a conversion letter from Pinnacle requesting conversion of the principal and accrued interest of $300 into 22,515,000 shares of the Company's common stock at a price of $0.02 per share, per the terms of the Note agreement. On July 17, 2008, the Company issued 22,515,000 shares to Pinnacle in exchange for the Settlement Agreement and Mutual Release between Pinnacle and Acies.

During the months of August and September 2008, the Company borrowed $178,300 through the execution of a convertible promissory note with Pinnacle, bearing interest at a rate of 18% per annum, with principal and all accrued interest payable on September 23, 2009. The Pinnacle note is convertible into shares of the Company’s common stock at an exercise price of $0.02 per share at any time prior to the maturity date. Accrued interest is $15,500 as of March 31, 2009.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Mr. Firer, Acies’ Chief Executive Officer to evidence the amount of $185,000 owed by the Company to Mr. Firer in connection with various expenses paid by Mr. Firer on Acies’ behalf and reimbursements he is owed dating back to April 2006. Under the terms and conditions of the note, the Company promised to pay to Mr. Firer a principal sum in the amount of $185,000, together with accrued and unpaid interest at the rate of 18% per annum, on September 23, 2009. The note is convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The note is redeemable by the Company by payment of the entire principal and interest outstanding under the note to Mr. Firer. Acies must provide 30 days notice to Mr. Firer prior to redemption. Accrued interest is $16,600 as of March 31, 2009.

During the year ended March 31, 2009, Pinnacle and Star Capital Fund, LLC have  paid for certain day-to-day operating expenses on behalf of the Company. Payments of approximately $5,600 and $32,700, respectively, are included accounts payable to related parties in the consolidated balance sheets at May 31, 2009.

NOTE 11 - INCOME TAXES

Since its inception, Acies has incurred net losses and, therefore, has no significant tax liability. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainty regarding the realization of the assets. The cumulative Federal net operating loss carry-forward is approximately $4,011,000 at March 31, 2009, and will expire in the years 2023 through 2029.   The net operating loss carryforwards may not be available to offset future taxable income of Acies due to statutory limitations based on changes of ownership and other statutory restrictions.

At March 31, 2009 and 2008, deferred tax assets consisted of the following:

	2009	2008
Deferred rent	$-	$31,800
Deferred revenue	41,600	43,300
Stock-based compensation	15,500	144,500
Net operating losses	1,805,000	1,618,200
	1,862,000	$1,837,800
Valuation allowance	(1,862,000)	(1,837,800)
Net deferred tax asset	$-	$-

On April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. Acies had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of FIN 48. There continues to be no liability related to unrecognized tax benefits at March 31, 2009.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, Oleg Firer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of March 31, 2009.  Based upon this evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009 because of the material weakness in internal control over financial reporting described below.

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

As of March 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO")  and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our  internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and  procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's management in connection with the financial statements as of March 31, 2009.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial results reported herein.

We are committed to improving our financial organization. As part of this commitment, we will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company. In addition, at that time, the Company will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

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

Our executive officers, managers and directors are as follows:

Name	Age	Position

Oleg Firer	31	Chairman of the Board of Directors, President and Chief Executive Officer, and Secretary

Theodore Ferrara (1)	44	Director

(1)	Effective July 17, 2008, Mr. Ferrara was appointed as a Director of the Company.

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

COMPLIANCE WITH SECTION 16(a), BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on our review of copies of all disclosure reports filed by our directors and executive officers pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, our officers and directors are in compliance with Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal Year	Salary ($)		Bonus ($)	Stock awards ($) (1)	Option awards ($) (1)	All other compensation ($) (2)	Total ($)
Oleg Firer, President and CEO	2009	$215,000	(a)	-	-	-	-	$215,000
	2008	$215,000		-	-	$43,494	15,960	$274,454
	2007	$211,433		-	-	$90,898	$15,720	$318,051

Jeffrey A. Tischler, former EVP and CFO (3)	2009	$45,000		-	-	-	-	$45,000
	2008	$180,000		-	-	$13,846	$12,000	$192,000
	2007	$176,942		-	$68,750	$73,851	$5,000	$324,543

Yakov Shimon, Former Vice President (4)	2009	$86,667		-	-	-	-	$86,667
	2008	$130,000		-	-	$12,258	-	$142,258
	2007	$118,333		-	-	$24,109	$4,850	$147,292

(a) Includes $95,000 which was accrued and unpaid.

(1)  The value for Stock and Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for each respective year in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation (SFAS 123R).  The dollar amount for each named executive officer varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 6 of Notes to Consolidated Financial Statements for the year ended March 31, 2008 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under SFAS 123R.

(2) Other compensation for all named employees consists of premium payments for life insurance policies pursuant to employment agreements. Such payments for Mr. Shimon ceased in July 2006.

(3) Effective May 31, 2008, Jeffrey A. Tischler resigned from the Company.

(4) Effective October 23, 2008, Yakov Shimon resigned from the Company.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2009

The following table sets forth information regarding the unexercised options for each of the named executive officers as of March 31, 2009:

Option and Warrant Awards

Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Option or Warrant Exercise Price ($)	Option or Warrant Expiration Date
Oleg Firer	1,845,825	(1)	-	$1.00	07/01/09
	1,000,000	(2)	-	$0.25	05/03/11

(1) Options granted July 1, 2004, and vested ratably each quarter over a three-year period.

(2) Options granted May 3, 2006, and vested ratably each quarter over a three-year period.

EXECUTIVE EMPLOYMENT AGREEMENTS

On July 1, 2004, we entered into a three-year employment contract with Oleg Firer to serve as our Chief Executive Officer. Under the terms of the contract, Mr. Firer received a base salary of $180,000 per year subject to upward or downward adjustments each year after an annual review. Mr. Firer is also entitled to receive annual performance based bonuses targeted at 30% or greater of his base salary and contingent bonus based on certain performance factors. On May 5, 2006, we entered into a new employment agreement with Mr. Firer. The terms of Mr. Firer’s employment agreement supersede the terms of the employment agreement between dated July 1, 2004. In connection with such previous employment agreement, on July 1, 2004 Mr. Firer was granted stock options to purchase 1,845,825 shares of our common stock at an exercise price of $1.00 per share (the “2004 Option Grant”), which options vested ratably on a quarterly basis over a 3 year period from the date of grant and expired on July 1, 2009.

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

Mr. Firer's employment contract expired May 4, 2009 and the Company plans to enter into a new employment contract with him shortly after the filing of this Report.

COMPENSATION OF DIRECTORS

Members of our Board of Directors receive cash compensation for their services as Directors, and are reimbursed for reasonable expenses incurred in attending Board or committee meetings. Directors do receive stock compensation for services.

The following table sets forth information concerning the compensation of our directors, other than Mr. Firer, whose salary is described above, and who did not receive any compensation other than his compensation for serving as an officer of the Company, during the last completed fiscal year ended March 31, 2009:

Name	Fees Earned Total	Stock awards ($) (1)	Option awards ($) (1)	Total ($)
Theodore Ferrara	$-	$-	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table identifies as of July 8, 2009 information regarding the directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of the common stock of the Company, and the number of and percent of the Company's common stock beneficially owned by:

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

A person or other entity is deemed to be the beneficial owner of securities that can be acquired by that owner within 60 days from July 8, 2009. upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by that owner, but not those held by any other owner, and which are exercisable within 60 days of July 8, 2009 have been exercised and converted.

Name of Beneficial Owner	Common Stock		Percentage of
	Beneficially Owned		Common Stock(1)

Oleg Firer	37,780,009	(2)	44.9%
President, CEO and Director
132 West 36th Street, 3rd Floor
New York, New York 10018

Yakov Shimon	12,616,886	(3)	16.4%
152 Stonegate Dr.
Staten Island, New York 10304

Theodore Ferrara (Rite Holdings, Inc.)	7,190,331	(4)	9.7%
Director
132 West 36th Street, 3rd Floor
New York, New York 10018

Pinnacle Three Corporation	31,430,000	(5)	37.9%
1445 Windjammer Way
Hollywood, Fl 33160

All Officers and Directors	37,780,009		44.9%
As a Group (2 persons)

(1)
Based on 73,984,095 shares of common stock outstanding as of July 8, 2009, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(2)
Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 342,188 shares of common stock each held by GM Merchant Solutions, Inc. ("GM-NY"), a New York corporation, and GMS Worldwide, LLC ("GMS-NY"), a New York limited liability company, which Mr. Firer exercises voting and investment power over; provided that Mr. Firer disclaims beneficial ownership of such securities held by GM-NY and GMS-NY except to the extent of his pecuniary interest in GM-NY and GMS-NY; (iii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; (iv) 4,000 shares of common stock purchased on the open market on October 5, 2004 at a price of $0.25 per share; (v) 5,200 shares of common stock purchased on the open market on February 25, 2005 at a price of $0.19 per share; (vi) 8,200 shares of common stock purchased on the open market on May 11, 2005 at a price of $0.095 per share; and (vii) options issued on May 3, 2006 to purchase 1,000,000 shares of common stock at a price of $0.25 per share. Also includes the result of Mr. Firer’s entry into Proxy Agreements or about June 18, 2008, with six (6) different stockholders of the Company, holding an aggregate of 17,895,723 shares of the Company’s common stock, whereby they appointed Mr. Firer as proxy with full power of substitution to such stockholder’s shares of common stock at any annual or special meeting held within thirteen (13) months of each particular stockholders’ entry into the Proxy Agreements (i.e., until July 18, 2009).  The stockholders that entered into Proxy Agreements with Mr. Firer include Rite Holdings, Inc. (7,190,331 shares), Yakov Shimon (8,932,510 shares), Leonid Shimon (266,907 shares), Arkady Khavulya (1,423,175 shares), Stanislav Pavlenko (7,800 shares), and G.R. Woitzik (75,000 shares).  Also includes a promissory note the principal amount of $185,000, which is convertible into 9,250,000 shares of the Company’s common stock at the rate of $0.02 per share.

(3)
Includes: (i) 8,212,510 shares of common stock issued on July 2, 2004 pursuant to an Exchange Agreement whereby Acies Corporation exchanged approximately 99.2% of its issued and outstanding common stock for approximately 26,150,000 newly issued shares of common stock of Atlantic Synergy, Inc.; (ii) 342,188 shares of common stock each held by GM Merchant Solutions, Inc. ("GM-NY"), a New York corporation, and GMS Worldwide, LLC ("GMS-NY"), a New York limited liability company, which Mr. Yakov exercises voting and investment power over; provided that Mr. Yakov disclaims beneficial ownership of such securities held by GM-NY and GMS-NY except to the extent of his pecuniary interest in GM-NY and GMS-NY;  (iii) 720,000 shares of common stock issued on September 13, 2004 pursuant to the 2004 Officer/Director/Employee Stock Award Plan; and (v) options issued on May 3, 2006 to purchase 3,000,000 shares of common stock at a price of $0.25 per share.

(4)
Includes 7,190,331 shares of common stock sold to Rite Holdings on March 8, 2008 previously owned by Miron Guilliadov.  The beneficial owner of the shares held by Rite Holdings is Theodore Ferrara, who became our Director on July 17, 2008.

(5)
Includes 22,515,000 shares of common stock issued upon conversion of the Promissory Note issued to Pinnacle Three Corporation for $450,000 at an exercise price of $0.02 per share including accrued interest of $300. Also includes promissory notes in the principal amount of $178,300, which are convertible into 8,915,000 shares of the Company’s common stock at the rate of $0.02 per share.

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

During the year ended March 31, 2009, the Company paid approximately $7,692 in residual commissions and accrued $37,616 in addition to a balance carried forward from the year ended March 31, 2008 of $13,859 to CROM Merchant Services, Inc. an entity controlled by Theodore Ferrara, then an independent sales agent, and a principal of Rite Holdings, Inc., which is a significant shareholder of the Company.  Mr. Ferrara is also currently a Director of the Company.

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

We maintain office space for our executive offices at 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160, which is provided to us free of charge by Star Capital Holdings, Inc., a company affiliated with our Chief Executive Officer, Oleg Firer.

In June 2008, the Company borrowed $450,000 through the execution of a convertible promissory note with Pinnacle Three Corporation(“Pinnacle”), bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010. On June6, 2008, the Company received a conversion letter from Pinnacle requesting conversion of the principal and accrued interest into 22,515,000 shares of the Company's common stock at a price of $0.02 per share, per the terms of the Note agreement. On July 17, 2008, the Company issued 22,515,000 shares to Pinnacle in exchange for the Settlement Agreement and Mutual Release between Pinnacle and the Company.

During the months of August and September 2008, the Company borrowed $172,653 through the execution of a convertible promissory note with Pinnacle Three Corporation (“Pinnacle”). In July 2009, the Company entered into an additional 18% Convertible Promissory Note with Pinnacle to evidence an additional $5,647 loaned by Pinnacle to the Company. The notes bear interest at a rate of 18% per annum, with principal and all accrued interest payable on September 23, 2009. The Pinnacle notes are convertible into shares of the Company’s common stock at an exercise price of $0.02 per share at any time prior to the maturity date. Accrued interest is $15,500 as of March 31, 2009.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Mr. Firer, Acies’ Chief Executive Officer to evidence the amount of $185,000 owed by the Company to Mr. Firer in connection with various expenses paid by Mr. Firer on the Company's behalf and reimbursements he is owed dating back to April 2006. Under the terms and conditions of the note, the Company promised to pay to Mr. Firer a principal sum in the amount of $185,000, together with accrued and unpaid interest at the rate of 18% per annum, on September 23, 2009. The note is convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The note is redeemable by the Company by payment of the entire principal and interest outstanding under the note to Mr. Firer. The Company must provide 30 days notice to Mr. Firer prior to redemption. Accrued interest is $16,600 as of March 31, 2009.

During the year ended March 31, 2009, Pinnacle and Star Capital Fund, LLC have  paid for certain day-to-day operating expenses on behalf of the Company. Payments of approximately $5,600 and $32,700, respectively, are included accounts payable to related parties in the consolidated balance sheets at May 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered during fiscal years 2008 and 2007:

FEE CATEGORY	FISCAL 2009	FISCAL 2008
Audit Fees	$57,000	$125,747
Audit-Related Fees	-	-
Tax Fees	-	9,390
All Other Fees	-	-
Total Fees	$57,000	$135,137

Audit Fees. Consists of fees billed for professional services rendered by GBH CPAs, PC for the audit of the Company’s consolidated financial statements for the years ended March 31, 2009 and 2008 and the review of the interim consolidated financial statements included in the quarterly reports for the year ended March 31, 2009 and fees billed by Amper, Politziner & Mattia, P.C. for the year ended March 31, 2008.

Audit-Related Fees. No audit-related fees were billed for the years ended March 31, 2009 and 2008.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning by Amper, Politziner & Mattia, P.C. These services include assistance regarding federal and state tax compliance and tax planning.

All Other Fees. No other fees were billed for the years ended March 31, 2009 and 2008.

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

10.19	Convertible Promissory Note with Pinnacle Three Corporation (filed herewith).

16.1	Letter from Amper, Politziner & Mattia, P.C. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACIES CORPORATION

Date: July 14, 2009	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2009	By:	/s/ Oleg Firer
Oleg Firer
Chief Financial Officer (Principal Accounting Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Oleg Firer	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	July 14, 2009
Oleg Firer

By:/s/ Oleg Firer	Chief Financial Officer (Principal Accounting Officer)
Oleg Firer		July 14, 2009

By: /s/ Theodore Ferrara	Director	July 14, 2009
Theodore Ferrara