Form 10-Q
period 2009-06-30
ACIES CORP
filed 2009-08-19
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-49724

ACIES CORPORATION
(Name of registrant in its charter)

Nevada	7389	91-2079553
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial Classification	Identification No.)
organization)	Code Number)

132 West 36th Street, 3rd Floor
New York, New York 10018
(Address of principal executive offices)

(786) 923-0523
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

As of August 14, 2009, the registrant had 73,984,095 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	March 31, 2009
ASSETS
Current Assets
Cash	$235	$44,255
Accounts receivable	457,487	439,891
Total current assets	457,722	484,146

Fixed assets, net of accumulated depreciation of $43,693 and $42,193, respectively	10,715	12,215
Total Assets	$468,437	$496,361

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Notes payable - current portion	$63,811	$134,688
Accounts payable and accrued expenses	809,137	833,295
Accounts payable to related party	91,182	92,668
Deferred revenue	92,398	92,398
Merchant equipment deposits	18,810	18,810
Loans from related parties	363,300	363,300
Total current liabilities	1,438,638	1,535,159

Long - term portion of notes payable	32,400	41,360
Total Liabilities	1,471,038	1,576,519

Commitment and contingencies

Shareholders' Deficit
Preferred stock, Series A, $0.001 par value, 44,340 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 73,984,095 shares issued and outstanding	73,984	73,984
Additional paid-in capital	5,350,181	5,350,181
Accumulated deficit	(6,426,766)	(6,504,323)
Total Shareholders' Deficit	(1,002,601)	(1,080,158)
Total Liabilities and Shareholders' Deficit	$468,437	$496,361

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Revenues	$1,353,359	$3,210,123
Cost of revenues	1,063,080	2,834,383
Gross margin	290,279	375,740

General, administrative and selling expenses	191,004	526,286

Operating income (loss)	99,275	(150,546)

Interest expense	(21,718)	(40,832)

Net income (loss)	$77,557	$(191,378)

Income (loss) per share – Basic and diluted	$0.00	$(0.00)
Weighted average shares outstanding – Basic and diluted	73,984,095	51,469,095

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Three Months Ended June 30, 2009
(Unaudited)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2009	73,984,095	$73,984	$5,350,181	$(6,504,323)	$(1,080,158)

Net income	-	-		77,557	77,557
Balance, June 30, 2009	73,984,095	$73,984	$5,350,181	$(6,426,766)	$(1,002,601)

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30,
	2009	2008

CASH FROM OPERATING ACTIVITIES
Net income (loss)	$77,557	$(191,378)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	-	12,667
Depreciation expense	1,500	20,740
Changes in assets and liabilities:
Accounts receivable	(17,596)	37,624
Other current assets	-	(10,680)
Other assets and deposits	-	5,432
Deferred revenue	-	(32,078)
Accounts payable and accrued expenses	(25,644)	(154,136)
Deferred rent and other obligations	-	(2,374)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	35,817	(314,183)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	550,000
Repayment of notes payable	(79,837)	(264,285)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79,837)	285,715

NET CHANGE IN CASH	(44,020)	(28,468)
Cash, beginning of period	44,255	41,398
Cash, end of period	$235	$12,930

Supplemental disclosures:
Cash paid for interest and debt-related fees	$5,638	$40,832

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Acies Corporation ("Acies" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies' Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the quarter ended June 30, 2009 as reported in the 10-Q have been omitted.  Our fiscal year ends on March 31.  References to a fiscal year refer to the calendar year in which such fiscal year ends.

Summary of Significant Accounting Policies

The accounting policies of Acies are contained in the March 31, 2009 Form 10-K.  The following are the more significant policies.

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

NOTE 3 - NOTE PAYABLE

On October 31, 2006, Acies entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”).  The Loan and Security Agreement provides a term loan facility with a maximum borrowing of $2,000,000.  Each borrowing under this facility is to be repaid in 18 equal monthly installments from the date of the borrowing, each of which includes amortization of the principal amount of the borrowing as calculated using the interest method.  A tri-party agreement between Acies, RBL and Chase Alliance Partners, LLC (“Chase”, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours.  The Loan and Security Agreement requires that accelerated payments of 150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained.  Borrowings generally bear interest at a fixed rate per annum of the prime rate at the time of the borrowing plus 8.90%.  Each borrowing under the facility has been at an interest rate of 17.15%, except for September and December 2007, and February, March and April 2008 drawdowns, which bear interest at 16.65%, 16.15%, 14.90%, 14.18% and 15.01%, respectively.  Borrowings may not be drawn more than once every 30 days, and there is a limit on aggregate borrowings based on monthly residuals.

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

With the April 2008 drawdown on this facility, the Company has fully utilized this capacity and has no remaining availability on this facility.  Acies’ borrowings under this agreement were $0 and $100,000 during the three months ended June 30, 2009 and June 30, 2008, respectively.  At June 30, 2009, our aggregate remaining principal outstanding from these borrowings was $96,211.  The principal repayment schedule for notes payable as of June 30, 2009 was as follows:

Years Ending June 30:

2010	$63,811
2011	32,400

Total	$96,211

NOTE 4 - STOCK OPTIONS AND WARRANTS

Acies does not currently have an equity compensation plan in place.  We have, however, issued options which have not been approved by our shareholders.

During the three months ended June 30, 2009 and 2008, Acies recognized stock-based compensation expense related to options in the amount of $0 and $9,000, respectively.

No options were granted during the three months ended June 30, 2009.

Options outstanding and exercisable as of June 30, 2009:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	1,000,000	1 year	1,000,000

Options outstanding as of June 30, 2009 have a $0 intrinsic value.

Warrants outstanding and exercisable as of June 30, 2009:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	1 year	7,590,000

There were no warrants issued during the three months ended June 30, 2009 or 2008.

NOTE 5 – EQUITY

Common Stock

In September 2007, Acies granted a total of 300,000 shares of restricted common stock to its three independent directors, which vested on June 30, 2008.  The market value on the date of issuance was $12,000, which was expensed ratably over the vesting period.

During the three months ended June 30, 2009 and 2008, Acies recognized a total of $0 and $3,667, respectively, in stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant.

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

On August 13, 2009, the Board of Directors approved an amendment to and the restatement of Acies’ previously designated Series A Preferred Stock, which became effective with the Secretary of State of Nevada on August 14, 2009.  The Series A Preferred Stock, as amended, allows the Board of Directors in its sole discretion to issue up to 1,000 shares of Series A Preferred Stock, which Series A Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote.  The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of Acies are issued or outstanding in the future (the “Super Majority Voting Rights”).  Additionally, Acies shall not adopt any amendments to Acies’ Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, Acies may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

In connection with the employment agreement discussed in Note 7, on August 13, 2009, Acies issued 1,000 shares of Series A Preferred Stock to Mr. Firer.

NOTE 6 - LOSS PER SHARE

Stock options and warrants in the amount of 8,590,000 and 12,016,981 for the three months ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted loss per share, as they are anti-dilutive as a result of the options and warrants being out of the money for the three months ended June 30, 2009 and Acies having a net loss for the three months ended June 30, 2008.

NOTE 7 – EMPLOYMENT AGREEMENT

On May 5, 2009, we entered into a new employment agreement with Mr. Firer.  The terms of Mr. Firer’s employment agreement supersede the terms of the employment agreement dated May 5, 2006.

Mr. Firer’s 2009 employment agreement has a three-year term and provides for an annual base salary of $215,000 on an annualized basis, subject to periodic adjustments.  Under this agreement, he is entitled to earn periodic incentive bonuses, based upon the achievement of milestones and objectives established by our Board of Directors or Compensation Committee.  For each fiscal year covered by the agreement, Mr. Firer has been and will be eligible to earn quarterly incentive bonus payments in the aggregate annual maximum amount of up to 70% of his base salary based upon the achievement of milestones and objectives established by our Board of Directors relating to revenue growth, net income, and cash flow from operations, automobile allowance in an amount not to exceed $1,500 per month and $1,000,000 whole life insurance policy with the beneficiary designated by Mr. Firer.  Under the employment agreement, Mr. Firer also is eligible to earn annual discretionary bonuses.

In connection with this employment agreement, on August 13, 2009, Acies issued 1,000 shares of Series A Preferred Stock to Mr. Firer.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

On September 23, 2008, Acies entered into an 18% Convertible Promissory Note in favor of Pinnacle for $172,653 to evidence loans advanced to Acies by Pinnacle during the months of August and September 2008. In July 2009, the Company entered into an additional 18% Convertible Promissory Note with Pinnacle to evidence an additional $5,647 loaned by Pinnacle to the Company. Together with principal and all accrued interest, the notes are due and payable on September 23, 2009. The notes are convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The balance of the notes, not including any accrued and unpaid interest as of June 30, 2009 was $178,300.

On September 23, 2008, Acies entered into an 18% Convertible Promissory Note in favor of Mr. Oleg Firer, the Company's Chief Executive Officer and Director of the Company, to evidence the amount of $185,000 owed by Acies to Mr. Firer in connection with various expenses paid by Mr. Firer on Acies' behalf and reimbursements he is owed dating back to April 2006. The note is due and payable together with accrued and unpaid interest on September 23, 2009, and is convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The balance of this note, not including accrued and unpaid interest as of June 30, 2009 was $185,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ACIES CORPORATION AND ITS PRINCIPAL SUBSIDIARY, ACIES, INC. (COLLECTIVELY, "THE COMPANY", "WE", “ACIES,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2009.

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

On or around August 13, 2009, the Board of Directors approved an amendment to and the restatement of the Company’s previously designated Series A Preferred Stock, which became effective with the Secretary of State of Nevada on August 14, 2009.  The Series A Preferred Stock, as amended, allows the Board of Directors in its sole discretion to issue up to 1,000 shares of Series A Preferred Stock, which Series A Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote.  The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”).   For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 20,408,163 shares, out of a total number of 30,408,163 shares voting. Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

On or around August 13, 2009, the Company and Mr. Firer agreed to the entry into a three year employment agreement effective as of May 5, 2009 and continuing until May 4, 2012 (unless terminated previously as provided in the agreement and described below).  Pursuant to the agreement, Mr. Firer agreed to serve as our Chief Executive Officer and as the Chief Executive Officer of Acies, Inc., our wholly-owned Nevada subsidiary.  We agreed to pay Mr. Firer compensation of $215,000 per year, and that Mr. Firer would have the right, at the sole discretion of our Board of Directors, to receive an annual incentive bonus of up to a maximum of 70% of Mr. Firer’s annual base salary and an annual discretionary bonus of up to 30% of Mr. Firer’s base salary.  We also agreed to issue Mr. Firer the 1,000 shares of the Company’s amended and restated shares of Series A Preferred Stock which were previously designated by the Board of Directors (as described above).  Finally, the employment agreement provided that we would reimburse Mr. Firer for health insurance premiums of up to $1,350 per month and provide Mr. Firer a car allowance of up to $1,500 per month.

The employment agreement can be terminated by Mr. Firer for “cause” (as defined therein), by the Company for “good reason” as defined therein, by the mutual consent of the parties, or by any party at any time for any reason.  The employment agreement is also terminated by Mr. Firer’s death or his disability (as described therein).  In the event the agreement is terminated for “cause” by the Company, without “good reason” by Mr. Firer, or by mutual agreement, Mr. Firer is to be paid any earned but unpaid salary, benefits or bonuses, and reimbursement for any business expenses paid by Mr. Firer (the “Accrued Obligations”).  In the event that Mr. Firer’s employment is terminated due to death or disability, he (or his heirs) are to receive the Accrued Obligations and up to 12 months of COBRA health coverage reimbursement (the “COBRA Coverage”).  In the event the employment agreement is terminated without “cause” by the Company or for “good reason” by Mr. Firer, he is to receive the Accrued Obligations, the COBRA Coverage, and the greater of 12 months of salary or the remaining salary due to him under the term of the agreement.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Revenues decreased $1,856,764 or 57.8% to $1,353,359 for the three months ended June 30, 2009, as compared to revenues of $3,210,123 for the three months ended June 30, 2008. The decrease in revenues was principally due to the decrease in processing volumes (i.e., card-based sales in dollars) and the decrease in the number of transactions.  The decrease reflects the decrease in merchant processing revenues resulting from the loss of merchant accounts and loss of sales agents, and greater pricing pressure in certain industries to which we market our services.

Cost of revenues decreased $1,771,303 or 62.5% to $1,063,080 for the three months ended June 30, 2009, as compared to cost of revenues of $2,834,383 for the three months ended June 30, 2008. The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from a decrease in merchant processing revenues.

Gross margin decreased $85,461 or 22.7% to $290,279 for the three months ended June 30, 2009, as compared to gross margin of $375,740 for the three months ended June 30, 2008 due to the decrease in revenues.

Cost of revenues as a percentage of revenues were 78.6% for the three months ended June 30, 2009, compared to 88.3% for the three months ended June 30, 2008, a decrease in cost of revenues as a percentage of revenues of 9.7% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of revenues was due to the Company negotiating a reduced fee structure with First Data Corp.

General, administrative and selling ("G&A") expense decreased $335,282 or 63.7% to $191,004 for the three months ended June 30, 2009, as compared to G&A expense of $526,286 for the three months ended June 30, 2008. The decrease in G&A expense was principally attributable to decreased personnel costs and operational costs associated with a scale down in our operations which was due mainly to the recent economic downturn.

We had operating income of $99,275 for the three months ended June 30, 2009, compared to operating loss of $150,546 for the three months ended June 30, 2008, an increase in operating income of $249,821 or 165.9% from the prior period.

During the three months ended June 30, 2009, we incurred interest expense of $21,718 related to our notes payable compared to $40,832 for the three month period of the prior year, a decrease of $19,114 or 46.8% from the prior period.  The decrease in interest expense was due to a reduction in the outstanding balance of the RBL loans (as defined below) for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, which in turn decreased overall interest expense for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

We had net income of $77,557 for the three months ended June 30, 2009, as compared to a net loss of $191,378 for the three months ended June 30, 2008, an increase in net income of $268,935 or 140.5% from the prior period.  The increase in net income was due to the $335,282 decrease in G&A expenses, the $1,771,303 decrease in costs of revenues and the $19,114 decrease in interest expense, offset by the $1,856,764 decrease in revenues for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had total current assets of $457,722, consisting solely of accounts receivable of $457,487 and $235 of cash.  We had total assets of $468,437, consisting of total current assets of $457,722 and $10,715 of fixed assets, net of accumulated depreciation.

We had total current liabilities of $1,438,638 as of June 30, 2009, which consisted of notes payable – RBL, current portion of $63,811, accounts payable and accrued expenses of $809,137, accounts payable to related parties of $91,182, deferred revenue of $92,398, merchant equipment deposits of $18,810 and $363,300 of loans payable to Oleg Firer and Pinnacle Three (as described in greater detail below).  We had total liabilities of $1,471,038, which included total current liabilities of $1,438,638 and long term portion of notes payable of $32,400.

As of June 30, 2009, we had negative working capital of $980,916 and an accumulated deficit of $6,426,766.  The Company believes that the existing financing and expected earnings will not meet its current working capital and debt service requirements for the next twelve months. These issues raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

As of June 30, 2009, the aggregate amount outstanding from our RBL facility borrowings was $96,211.  The amounts borrowed from RBL bear interest at varying interest rates from between 14.18% and 17.15% per annum.

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

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Pinnacle for $172,653 to evidence loans advanced to the Company by Pinnacle during the months of August and September 2008. In July 2009, the Company entered into an additional 18% Convertible Promissory Note with Pinnacle to evidence an additional $5,647 loaned by Pinnacle to the Company. Together with principal and all accrued interest, the notes are due and payable on September 23, 2009. The notes are convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The balance of the notes, not including any accrued and unpaid interest as of June 30, 2009 was $178,300.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Mr. Oleg Firer, the Company's Chief Executive Officer and Director of the Company, to evidence the amount of $185,000 owed by the Company to Mr. Firer in connection with various expenses paid by Mr. Firer on the Company's behalf and reimbursements he is owed dating back to April 2006. The note is due and payable together with accrued and unpaid interest on September 23, 2009, and is convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The balance of this note, not including accrued and unpaid interest as of June 30, 2009 was $185,000.

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

Cash Flows

The Company had $35,817 of cash provided by operating activities for the three months ended June 30, 2009, which mainly consisted of $77,557 of net income offset by $17,596 of accounts receivable and $25,644 of accounts payable and accrued expenses.

The Company had $79,837 of cash used in financing activities for the three months ended June 30, 2009, which was due solely to repayment of notes payable.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and acting Chief Financial Officer, Oleg Firer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of June 30, 2009.  Based upon this evaluation, the Chief Executive Officer, who is also the acting Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009, because of the material weakness in internal control over financial reporting described below.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2009 and March 31, 2008, we had a net loss of $388,691 and $668,597, respectively, and we have had a positive operating cash flow of $95,842 for the fiscal year ended March 31, 2009 as compared to negative operating cash flow of $453,081 for the fiscal year ended March 31, 2008.  We had net income of $77,557 for the three months ended June 30, 2009.  We had a total accumulated deficit of $6,426,766 and negative working capital of $980,916 as of June 30, 2009.

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

DEPENDENCY ON ADDITIONAL FINANCING.

As mentioned above, we have experienced negative operating cash flow and there is no assurance that we will have positive operating cash flow in the future. We have relied upon borrowings under the Loan and Security Agreement described in detail in the section “Management’s Discussion and Analysis” and in Note 1 to the Unaudited Consolidated Financial Statements in order to satisfy our liquidity needs. The borrowing capacity afforded us under this agreement has been fully utilized based on the eighteen month term of the Loan and Security Agreement.  The Company needs to obtain additional financing to maintain liquidity and continue its business operations over the next twelve months.

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

MAJORITY VOTING CONTROL OVER THE COMPANY IS IN THE HANDS OF OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, OLEG FIRER.

Our Chief Executive Officer, Oleg Firer, can vote 9,634,286 shares of common stock representing 13% of the outstanding shares of common stock and all of our outstanding shares of Series A Preferred Stock, which can vote in aggregate 51% of the voting shares on any shareholder vote, and therefore vote 150,987,949 shares as of the date of this filing.  As a result, Mr. Firer can vote an aggregate of 160,622,235 voting shares or 71.4% of the aggregate of 224,972,044 voting shares currently outstanding on any shareholder vote and therefore has majority voting control over the Company.   In addition, Mr. Firer holds a convertible promissory note in the amount of $185,000 at June 30, 2009, which note is convertible at the option of Mr. Firer into approximately 9,250,000 shares of our common stock, at a conversion price of $0.02 per share.  As a result, Mr. Firer will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Firer may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

We have a three year employment agreement in place with Mr. Firer; however, we do not maintain key-man insurance on the life of Mr. Firer. If Mr. Firer were to resign or die, the loss could result in loss of sales, delays in new product and service development and diversion of management resources, and we could face high costs and substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. The loss of Mr. Firer, and our inability to hire, retain and motivate qualified sales, marketing and management personnel for our company would have a material adverse effect on our business and operations.

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

The market price of our common stock may decline because there are a large number of options and warrants that are available for exercise, and the sale of shares underlying these options and warrants may depress the market price of our common stock. As of August 14, 2009, we had 73,984,095 shares of common stock issued and outstanding. Although the holders may not exercise or convert our outstanding warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings. Exercise of these options and warrants would dilute the proportionate equity interest and voting power of holders of our common stock.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or around August 13, 2009, the Company issued Mr. Firer, the Company’s Chief Executive Officer and President, an aggregate of 1,000 shares of the Company’s newly designated amended and restated Series A Preferred Stock, which Series A Preferred Stock has Super Majority Voting Rights (as described in greater detail above) in connection with the entry by Mr. Firer into an employment agreement (described above) with the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

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

3.5	Amended and Restated Certificate of Designation of the Company’s Series A Preferred Stock (Filed herewith).

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

10.19	Convertible Promissory Note with Pinnacle Three Corporation. (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on July 14, 2009).

10.20	Employment Agreement with Oleg Firer (filed herewith).

16.1	Letter from Amper, Politziner & Mattia, P.C. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

31	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACIES CORPORATION

Date: August 19, 2009	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Chief Financial Officer