Form 10-Q
period 2009-09-30
ACIES CORP
filed 2009-11-20
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-49724

ACIES CORPORATION
(Name of registrant in its charter)

Nevada	7389	91-2079553
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification No.)
organization)	Classification
Code Number)

3363 N.E. 163rd Street
Suite 705
North Miami Beach, Florida 33160
(Address of principal executive offices)

132 West 36th Street, 3rd Floor
New York, New York 10018
(Former Address of principal executive offices)

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

As of November 19, 2009, the registrant had 121,616,795 shares of common stock, $0.001 par value per share, outstanding, which includes an aggregate of 47,632,700 shares of common stock which the registrant has agreed to issue (as described below under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”), but which have not been physically issued as of the date of this filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	March 31, 2009
ASSETS
Current Assets
Cash	$2,259	$44,255
Accounts receivable	396,980	439,891
Total current assets	399,239	484,146

Fixed assets, net of accumulated depreciation of $45,193 and $42,193, respectively	9,215	12,215
Total Assets	$408,454	$496,361

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Notes payable - current portion	$32,214	$134,688
Accounts payable and accrued expenses	875,118	833,295
Accounts payable to related party	44,932	92,668
Common stock payable	93,333	-
Deferred revenue	92,398	92,398
Merchant equipment deposits	18,810	18,810
Loans from related parties	363,300	363,300
Total current liabilities	1,520,105	1,535,159

Long - term portion of notes payable	23,099	41,360
Total Liabilities	1,543,204	1,576,519

Commitment and contingencies

Shareholders' Deficit
Preferred stock, Series A, $0.001 par value, 44,340 shares authorized, 1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 73,984,095 shares issued and outstanding	73,984	73,984
Additional paid-in capital	5,727,499	5,350,181
Accumulated deficit	(6,936,234)	(6,504,323)
Total Shareholders' Deficit	(1,134,750)	(1,080,158)
Total Liabilities and Shareholders' Deficit	$408,454	$496,361

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Revenues	$1,251,331	$2,439,323	$2,604,690	$5,649,446
Cost of revenues	1,004,893	2,187,592	2,067,973	5,021,975
Gross margin	246,438	251,731	536,717	627,471

General, administrative and selling expenses	739,821	466,457	930,825	992,743

Operating loss	(493,383)	(214,726)	(394,108)	(365,272)

Interest expense	(16,085)	(33,902)	(37,803)	(74,743)

Net loss	$(509,468)	$(248,628)	$(431,911)	$(440,006)

Loss per share – Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding – Basic and diluted	73,984,095	70,068,443	73,984,095	60,819,587

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Six Months Ended September 30, 2009
(Unaudited)

	Preferred Stock		Common Stock
					Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2009	-	$-	73,984,095	$73,984	$5,350,181	$(6,504,323)	$(1,080,158)

Preferred Stock Issued	1,000	1			377,318		377,319

Net loss			-	-		(431,911)	(431,911)
Balance, September 30, 2009	1,000	$1	73,984,095	$73,984	$5,727,499	$(6,936,234)	$(1,134,750)

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2009 and 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FROM OPERATING ACTIVITIES
Net income (loss)	$(431,911)	$(440,006)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	470,652	21,667
Depreciation expense	3,000	38,252
Changes in assets and liabilities:
Accounts receivable	42,911	420,196
Other current assets	-	10,863
Other assets and deposits	-	(4,722)
Deferred revenue	-	(64,156)
Accounts payable and accrued expenses	(5,913)	(245,641)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	78,739	(268,990)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	733,653
Repayment of notes payable	(120,735)	(504,118)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(120,735)	229,535

NET CHANGE IN CASH	(41,996)	(39,455)
Cash, beginning of period	44,255	41,398
Cash, end of period	$2,259	$1,943

Supplemental disclosures:
Cash paid for interest and debt-related fees	$21,733	$34,201
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Note payable to officer issued for accounts payable and accrued expenses	$-	$185,000
Conversion of debt and accrued interest to common stock	-	450,300

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Acies Corporation ("Acies" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies' Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2009 as reported in the 10-K have been omitted.  Our fiscal year ends on March 31.  References to a fiscal year refer to the calendar year in which such fiscal year ends.

Summary of Significant Accounting Policies

The accounting policies of Acies are contained in the March 31, 2009 Form 10-K.  The following are the more significant policies.

Revenue recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.  Substantially all of Acies’ revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered.  Revenue is deferred and recorded over the required service period if all revenue criteria have not been met when the fee is received.  When a merchant has a business transaction for processing (e.g., purchases of goods or services for which payments are accepted using credit or debit cards), the amount that is discounted from the transaction amount prior to the merchant receiving net proceeds is the amount that Acies recognizes as revenue.  Revenue is recognized on a gross basis (i.e., prior to deducting expenses paid to third parties for outsourced processing and settlement services), with such determination based on Acies’ review and interpretation of current accounting promulgations, including but not limited to Emerging Issues Task Force Memorandum 99-19 “Reporting Revenue Gross as Principal versus Net as an Agent” (“EITF 99-19” or ASC 605-45).  The indicators of gross revenue reporting which led to our determination included, but were not limited to, the extent to which Acies has latitude in establishing price, our credit risk and our discretion in supplier selection.  Any revenue relating to services to be performed in the future is deferred and recognized on a straight-line basis over the period during which the services will be performed.

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

Recent Accounting Developments

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition.  The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In May 2009, the FASB issued SFAS No. 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 (ASC 855-10) is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and six-month period ended September 30, 2009, management evaluated subsequent events through the date that the financial statements were issued (filed with the SEC).

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

With the April 2008 drawdown on this facility, the Company has fully utilized this capacity and has no remaining availability on this facility.  Acies’ borrowings under this agreement were $0 and $100,000 during the six months ended September 30, 2009 and September 30, 2008, respectively.  At September 30, 2009, our aggregate remaining principal outstanding from these borrowings was $55,313.  The principal repayment schedule for notes payable as of September 30, 2009 was as follows:

Years Ending September 30:
2010	$32,214
2011	23,099
Total	$55,313

NOTE 4 - STOCK OPTIONS AND WARRANTS

During the six months ended September 30, 2009 and 2008, Acies recognized share-based compensation expense related to options in the amount of $0 and $18,000, respectively.

No options were granted during the six months ended September 30, 2009.

Options outstanding and exercisable as of September 30, 2009:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	1,000,000	1 year	1,000,000

Options outstanding as of September 30, 2009 have a $0 intrinsic value.

Warrants outstanding and exercisable as of June 30, 2009:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,590,000	1/2 year	7,590,000

There were no warrants granted during the six months ended September 30, 2009 or 2008.

NOTE 5 – EQUITY

Common Stock

In September 2007, Acies issued a total of 300,000 shares of restricted common stock to its three independent directors, which vested on June 30, 2008.  The market value on the date of issuance was $12,000, which was expensed ratably over the vesting period.  During the six months ended September 30, 2009 and 2008, Acies recognized a total of $0 and $3,667, respectively, in share-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant.

On July 17, 2008, Acies issued 22,515,000 shares of common stock to Pinnacle in exchange for the $450,000 promissory note and accrued interest of $300.

In November 2009, the Company ratified the terms and conditions of a three-month consulting agreement between the Company and Steven Wolberg, a former consultant and current Director of the Company (the “Consulting Agreement”).  Pursuant to the terms of the Consulting Agreement, Mr. Wolberg agreed to perform legal, consulting and other services for the Company for a period of three months (from July 1, 2009 to September 30, 2009), in consideration for 4,000,000 restricted shares of the Company’s common stock. Consulting expense was recognized in full over the service period and valued based on the market price per share on the last day of the respective month. Total consulting expense recognized was $93,333.  As of September 30, 2009, the stock was not issued and $93,333 was recorded as common stock payable.

Preferred Stock

On December 15, 2008, Acies filed with the Nevada Secretary of State, a Certificate of Designations of Acies Corporation Establishing the Designations, Preferences, Limitations and Relative Rights of the Preferred Stock (the “Designation”).  The Designation provides for the designation of a series of 44,340 shares of Series A Preferred Stock, par value $0.001 per share.  The holders of the Preferred Stock are not to be entitled to any liquidation preference.  The Designation provides conversion rights whereby upon the effective date of a reverse stock split each share of preferred stock will be automatically converted into shares of Acies’ post-reverse stock split common stock at a rate of 1,000 post-reverse stock split shares of Acies’ restricted common shares for each 1 share of preferred stock, without any required action by the holder thereof.

The preferred stock is to have the same voting rights as those accruing to the common stock and vote that number of shares as are issuable upon conversion of such preferred stock that any holder as of the record date of any such vote based on the conversion rate divided by the reverse stock split (to retroactively take into account the reverse stock split).  The voting rights of the preferred stock are to be applicable regardless of whether Acies has a sufficient number of authorized but unissued shares of common stock then available to effect an automatic conversion.  The holders of the preferred stock are not entitled to receive dividends paid on Acies’ common stock and the preferred stock is not to accrue any dividends.  Further, the shares of the Series A Preferred Stock do not have and are not subject to redemption rights.

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

In connection with the employment agreement discussed in Note 7, on August 13, 2009, Acies issued 1,000 shares of Series A Preferred Stock to Mr. Firer. The fair value on the date of issuance was $377,319 and was recognized as share-based compensation in general and administrative expense.

NOTE 6 - LOSS PER SHARE

Stock options and warrants in the amount of 8,590,000 and 11,296,981 for the six months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted loss per share, as they are anti-dilutive as a result of the options and warrants being out of the money for the six months ended September 30, 2009 and Acies having a net loss for the six months ended September 30, 2008.

NOTE 7 – EMPLOYMENT AGREEMENT

On May 5, 2009, we entered into a new employment agreement with Mr. Firer.  The terms of Mr. Firer’s employment agreement supersede the terms of the employment agreement dated May 5, 2006.

Mr. Firer’s 2009 employment agreement has a three-year term and provides for an annual base salary of $215,000 on an annualized basis, subject to periodic adjustments.  Under this agreement, he is entitled to earn periodic incentive bonuses, based upon the achievement of milestones and objectives established by our Board of Directors or Compensation Committee.  For each fiscal year covered by the agreement, Mr. Firer has been and will be eligible to earn (1) quarterly incentive bonus payments in the aggregate annual maximum amount of up to 70% of his base salary based upon the achievement of milestones and objectives established by our Board of Directors relating to revenue growth, net income, and cash flow from operations, (2) an annual discretionary bonus of up to 30% of Mr. Firer’s base salary, (3) reimbursement to Mr. Firer for health insurance premiums of up to $1,350 per month, (4) automobile allowance in an amount not to exceed $1,500 per month and (5) $1,000,000 of whole life insurance policy with the beneficiary designated by Mr. Firer.

In connection with this employment agreement, on August 13, 2009, Acies issued 1,000 shares of Series A Preferred Stock to Mr. Firer. The fair value on the date of issuance was $377,319 and was recognized as share-based compensation in general and administrative expense.

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

On September 23, 2008, Acies entered into an 18% Convertible Promissory Note in favor of Pinnacle for $172,653 to evidence loans advanced to Acies by Pinnacle during the months of August and September 2008. In July 2009, the Company entered into an additional 18% Convertible Promissory Note with Pinnacle to evidence an additional $5,647 loaned by Pinnacle to the Company. Together with principal and all accrued interest, the notes are due and payable on September 23, 2009. The notes are convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The balance of the notes, not including any accrued and unpaid interest as of September 30, 2009 was $178,300.

On September 23, 2008, Acies entered into an 18% Convertible Promissory Note in favor of Mr. Oleg Firer, the Company's Chief Executive Officer and Director of the Company, to evidence the amount of $185,000 owed by Acies to Mr. Firer in connection with various expenses paid by Mr. Firer on Acies' behalf and reimbursements he is owed dating back to April 2006. The note is due and payable together with accrued and unpaid interest on September 23, 2009, and is convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The balance of this note, not including accrued and unpaid interest as of September 30, 2009 was $185,000.

NOTE 9 – SUBSEQUENT EVENTS

On November 12, 2009, the Board of Directors of the Company agreed to issue non-qualified options pursuant to the Company’s 2009 Stock Incentive Plan (the “Plan”) to purchase 1,000,000 shares of the Company’s common stock, to each of the three members of the Board of Directors, Oleg Firer, Theodore Ferrara and Steven Wolberg (the “Options”) in consideration for services rendered to the Company and to be rendered to the Company as Directors of the Company.  The Options have an exercise price of $0.01 per share; and are exercisable for five (5) years.  Options held by each Director to purchase 333,334 shares vest immediately upon the date of the grant (the “Grant Date”); Options to purchase 333,333 shares vest on the first anniversary of the Grant Date; and Options to purchase 333,333 shares vest on the second anniversary of the Grant Date, subject to such Directors’ continued service to the Board of Directors.  The vesting and expiration of the Options are also subject to the terms and conditions of the Plan and the Option Agreements which evidence such grants.

On or around November 19, 2009, Pinnacle and the Company entered into 2nd Amended and Restated Promissory Notes, to amend and restate Pinnacle’s outstanding promissory notes in the aggregate principal amount of $213,045, which amount included principal of $178,300 and accrued and unpaid interest of $34,745 (the “Amended Pinnacle Notes”).  Pursuant to the Amended Pinnacle Notes, the Company agreed to reduce the conversion price of the notes from $0.02 per share to $0.01 per share in consideration for Pinnacle agreeing to immediately convert such Amended Pinnacle Notes and accrued and unpaid interest thereon in the aggregate amount of $213,045 into 21,304,500 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Pinnacle Notes, Pinnacle converted the entire principal and accrued interest outstanding under the notes into 21,304,500 shares of the Company’s restricted common stock.

On or around November 19, 2009, Oleg Firer, the Company’s Chief Executive Officer and Director, and the Company entered into a 2nd Amended and Restated Promissory Note, to amend and restate Mr. Firer’s outstanding promissory note in the principal amount of $223,282, which amount included principal of $185,000 and accrued and unpaid interest of $38,282 (the “Amended Firer Note”).  Pursuant to the Amended Firer Note, the Company agreed to reduce the conversion price of the note from $0.02 per share to $0.01 per share in consideration for Mr. Firer agreeing to immediately convert such Amended Firer Note and accrued and unpaid interest thereon in the aggregate amount of $223,282 into 22,328,200 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Firer Note, Mr. Firer converted the entire principal and accrued interest outstanding under the note into 22,328,200 shares of the Company’s restricted common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ACIES CORPORATION AND ITS PRINCIPAL SUBSIDIARY, ACIES, INC. (COLLECTIVELY, "THE COMPANY", "WE", “ACIES,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2009.

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

On July 2, 2004, Atlantic acquired approximately 99.2% of the issued and outstanding common stock of Acies, Inc. in exchange for approximately 26,150,000 newly issued shares of Atlantic's common stock (the "Exchange"). In connection with, and subsequent to the Exchange, Atlantic transferred all of its assets held immediately prior to the Exchange, subject to all of Atlantic's then existing liabilities, to Terence Channon, Atlantic's former President and Chief Executive Officer, in consideration for Mr. Channon's cancellation of 4,285,000 shares of Atlantic's common stock and the cancellation of 200,000 shares of Atlantic's common stock held by a third party. The transaction was accounted for as a reverse merger.  In connection with this transaction, the Acies, Inc. stock was exchanged for common stock of Atlantic.

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

On or around August 13, 2009, the Company and Mr. Firer agreed to the entry into a three year employment agreement effective as of May 5, 2009 and continuing until May 4, 2012 (unless terminated previously as provided in the agreement and described below).  Pursuant to the agreement, Mr. Firer agreed to serve as our Chief Executive Officer and as the Chief Executive Officer of Acies, Inc., our wholly-owned Nevada subsidiary.  We agreed to pay Mr. Firer compensation of $215,000 per year, and that Mr. Firer would have the right, at the sole discretion of our Board of Directors, to receive an annual incentive bonus of up to a maximum of 70% of Mr. Firer’s annual base salary and an annual discretionary bonus of up to 30% of Mr. Firer’s base salary.  We also agreed to issue Mr. Firer the 1,000 shares of the Company’s Series A Preferred Stock which were previously designated by the Board of Directors (as described above, which designation was amended and restated).  Finally, the employment agreement provided that we would reimburse Mr. Firer for health insurance premiums of up to $1,350 per month and provide Mr. Firer a car allowance of up to $1,500 per month.

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

On September 23, 2008, we entered into an 18% Convertible Promissory Note (the "Pinnacle Note") in favor of Pinnacle Three Corporation ("Pinnacle") to evidence $172,653 of loans advanced to the Company by Pinnacle during the months of August and September 2008.  In July 2009, the Company entered into an additional 18% Convertible Promissory Note with Pinnacle to evidence an additional $5,647 loaned by Pinnacle to the Company (the “Second Pinnacle Note” and collectively with the Pinnacle Note, the “Pinnacle Notes”). The Pinnacle Notes are convertible into shares of the Company’s common stock at an exercise price of $0.02 per share at any time prior to the maturity date.   The Company must provide 30 days notice to Pinnacle prior to redemption. The Pinnacle Notes bear interest at a rate of 18% per annum, and were due and payable on September 23, 2009.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Mr. Firer, the Company’s Chief Executive Officer, to evidence the amount of $185,000 owed by the Company to Mr. Firer in connection with various expenses paid by Mr. Firer on the Company's behalf and reimbursements he is owed dating back to April 2006 (the “Firer Note”). The Firer Note is convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date.  The Firer Note can be redeemed by the Company by payment of the entire principal and interest outstanding under the Firer Note to Mr. Firer.   Under the terms and conditions of the Firer Note, the Company promised to pay to Mr. Firer a principal sum in the amount of $185,000, together with accrued and unpaid interest at the rate of 18% per annum, on September 23, 2009.

On or around September 23, 2009, the Company entered into 1st Amendments and Restatements to the Pinnacle Notes and Firer Note with Pinnacle and Mr. Firer, respectively, which extended the due date of such notes to November 30, 2009, without changing any of the other terms and conditions of the notes.

SUBSEQUENT EVENTS

In November 2009, the Company ratified the terms and conditions of a three-month consulting agreement between the Company and Steven Wolberg, a former consultant and current Director of the Company (the “Consulting Agreement”).  Pursuant to the terms of the Consulting Agreement, Mr. Wolberg agreed to perform legal, consulting and other services for the Company for a period of three months (from July 1, 2009 to September 30, 2009), in consideration for 4,000,000 restricted shares of the Company’s common stock.

On November 12, 2009, the Board of Directors of the Company agreed to grant non-qualified options pursuant to the Company’s 2009 Stock Incentive Plan (the “Plan”) to purchase 1,000,000 shares of the Company’s common stock, to each of the three members of the Board of Directors, Oleg Firer, Theodore Ferrara and Steven Wolberg (the “Options”) in consideration for services rendered to the Company and to be rendered to the Company as Directors of the Company.  The Options have an exercise price of $0.01 per share; and are exercisable for five (5) years.  Options held by each Director to purchase 333,334 shares vest immediately upon the date of the grant (the “Grant Date”); Options to purchase 333,333 shares vest on the first anniversary of the Grant Date; and Options to purchase 333,333 shares vest on the second anniversary of the Grant Date, subject to such Directors’ continued service to the Board of Directors.  The vesting and expiration of the Options are also subject to the terms and conditions of the Plan and the Option Agreements which evidence such grants.

On or around November 19, 2009, Pinnacle and the Company entered into 2nd Amended and Restated Promissory Notes, to amend and restate Pinnacle’s outstanding promissory notes in the aggregate principal amount of $213,045, which amount included principal of $178,300 and accrued and unpaid interest of $34,745 (the “Amended Pinnacle Notes”).  Pursuant to the Amended Pinnacle Notes, the Company agreed to reduce the conversion price of the notes from $0.02 per share to $0.01 per share in consideration for Pinnacle agreeing to immediately convert such Amended Pinnacle Notes and accrued and unpaid interest thereon in the aggregate amount of $213,045 into 21,304,500 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Pinnacle Notes, Pinnacle converted the entire principal and accrued interest outstanding under the notes into 21,304,500 shares of the Company’s restricted common stock.

On or around November 19, 2009, Oleg Firer, the Company’s Chief Executive Officer and Director, and the Company entered into a 2nd Amended and Restated Promissory Note, to amend and restate Mr. Firer’s outstanding promissory note in the principal amount of $223,282, which amount included principal of $185,000 and accrued and unpaid interest of $38,282 (the “Amended Firer Note”).  Pursuant to the Amended Firer Note, the Company agreed to reduce the conversion price of the note from $0.02 per share to $0.01 per share in consideration for Mr. Firer agreeing to immediately convert such Amended Firer Note and accrued and unpaid interest thereon in the aggregate amount of $223,282 into 22,328,200 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Firer Note, Mr. Firer converted the entire principal and accrued interest outstanding under the note into 22,328,200 shares of the Company’s restricted common stock.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenues decreased $1,187,992 or 48.7% to $1,251,331 for the three months ended September 30, 2009, as compared to revenues of $2,439,323 for the three months ended September 30, 2008. The decrease in revenues was principally due to the decrease in processing volumes (i.e., card-based sales in dollars) and the decrease in the number of transactions.  The decrease reflects the decrease in merchant processing revenues resulting from the loss of merchant accounts and loss of sales agents, and greater pricing pressure in certain industries to which we market our services.

Cost of revenues decreased $1,182,699 or 54.1% to $1,004,893 for the three months ended September 30, 2009, as compared to cost of revenues of $2,187,592 for the three months ended September 30, 2008. The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from a decrease in merchant processing revenues.

Gross margin decreased $5,293 or 2.1% to $246,438 for the three months ended September 30, 2009, as compared to gross margin of $251,731 for the three months ended September 30, 2008 due to the decrease in revenues.

Cost of revenues as a percentage of revenues were 80.3% for the three months ended September 30, 2009, compared to 89.7% for the three months ended September 30, 2008, a decrease in cost of revenues as a percentage of revenues of 9.4% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of revenues was due to the Company negotiating a reduced fee structure with First Data Corp.

General, administrative and selling ("G&A") expense increased $273,364 or 58.6% to $739,821 for the three months ended September 30, 2009, as compared to G&A expense of $466,457 for the three months ended September 30, 2008. The increase in G&A expense was principally attributable to $470,652 in share-based compensation, partially offset by decreased personnel costs and operational costs associated with a scale down in our operation which was due mainly to the recent economic downturn.

We had an operating loss of $493,383 for the three months ended September 30, 2009, compared to an operating loss of $214,726 for the three months ended September 30, 2008, an increase  in operating loss of $278,657 or 129.8% from the prior period, which increase was largely attributable to the increase in G&A expense associated with share-based compensation.

During the three months ended September 30, 2009, we incurred interest expense of $16,085 related to our notes payable compared to $33,902 for the three month period of the prior year, a decrease of $17,817 or 52.6% from the prior period.  The decrease in interest expense was due to a reduction in the outstanding balance of the RBL loans (as defined below) for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, which in turn decreased overall interest expense for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

We had a net loss of $509,468 for the three months ended September 30, 2009, as compared to a net loss of $248,628 for the three months ended September 30, 2008, an increase in net loss of $260,840 or 104.9% from the prior period.  The increase in net loss was due to the $1,187,992 decrease in revenues and the $273,364 increase in G&A expenses, partially offset by the $1,182,699 decrease in costs of revenues and the $17,817 decrease in interest expense for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009, COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2008

Revenues decreased $3,044,756 or 53.9% to $2,604,690 for the six months ended September 30, 2009, as compared to revenues of $5,649,446 for the six months ended September 30, 2008. The decrease in revenues was principally due to the decrease in processing volumes (i.e., card-based sales in dollars) and the decrease in the number of transactions.  The decrease reflects the decrease in merchant processing revenues resulting from the loss of merchant accounts and loss of sales agents, and greater pricing pressure in certain industries to which we market our services.

Cost of revenues decreased $2,954,002 or 58.8% to $2,067,973 for the six months ended September 30, 2009, as compared to cost of revenues of $5,021,975 for the six months ended September 30, 2008. The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from a decrease in merchant processing revenues.

Gross margin decreased $90,754 or 14.5% to $536,717 for the six months ended September 30, 2009, as compared to gross margin of $627,471 for the six months ended September 30, 2008 due to the decrease in revenues.

Cost of revenues as a percentage of revenues were 79.4% for the six months ended September 30, 2009, compared to 88.9% for the six months ended September 30, 2008, a decrease in cost of revenues as a percentage of revenues of 9.5% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of revenues was due to the Company negotiating a reduced fee structure with First Data Corp.

General, administrative and selling ("G&A") expense decreased $61,918 or 6.2% to $930,825 for the six months ended September 30, 2009, as compared to G&A expense of $992,743 for the six months ended September 30, 2008.  The decrease in G&A expense was principally attributable to decreased personnel costs and operational costs associated with a scale down in our operation which was due mainly to the recent economic downturn.

We had an operating loss of $394,108 for the six months ended September 30, 2009, compared to an operating loss of $365,272 for the six months ended September 30, 2008, an increase in operating loss of $28,836 or 7.9% from the prior period.

During the six months ended September 30, 2009, we incurred interest expense of $37,803 related to our notes payable compared to $74,734 for the six month period of the prior year, a decrease of $36,940 or 49.4% from the prior period.  The decrease in interest expense was due to a reduction in the outstanding balance of the RBL loans (as defined below) for the six months ended September 30, 2009, compared to the six months ended September 30, 2008, which in turn decreased overall interest expense for the six months ended September 30, 2009, compared to the six months ended September 30, 2008.

We had a net loss of $431,911 for the six months ended September 30, 2009, as compared to a net loss of $440,006 for the six months ended September 30, 2008, a decrease in net loss of $8,095 or 1.8% from the prior period.  The decrease in net loss was due to the $61,918 decrease in G&A expenses, the $2,954,002 decrease in cost of revenues and the $36,940 decrease in interest expense, offset by the $3,044,756 decrease in revenues for the six months ended September 30, 2009, compared to the six months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had total current assets of $399,239, consisting solely of accounts receivable of $396,980 and $2,259 of cash.  We had total assets of $408,454, consisting of total current assets of $399,239 and $9,215 of fixed assets, net of accumulated depreciation.

We had total current liabilities of $1,520,105 as of September 30, 2009, which consisted of notes payable – RBL, current portion of $32,214, accounts payable and accrued expenses of $875,118, accounts payable to related parties of $44,932, common stock payable of $93,333, relating to the shares of common stock we agreed to issue to Mr. Wolberg in connection with the Consulting Agreement, described herein, deferred revenue of $92,398, merchant equipment deposits of $18,810 and $363,300 of loans payable to Oleg Firer and Pinnacle (as described in greater detail below).  We had total liabilities of $1,543,204, which included total current liabilities of $1,520,105 and long-term portion of notes payable of $23,099.

As of September 30, 2009, we had negative working capital of $1,120,866 and an accumulated deficit of $6,936,234.  The Company believes that the existing financing and expected earnings will not meet its current working capital and debt service requirements for the next twelve months. These issues raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

As of September 30, 2009, the aggregate amount outstanding from our RBL facility borrowings was $55,313.  The amounts borrowed from RBL bear interest at varying interest rates from between 14.18% and 17.15% per annum.

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

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Pinnacle for $172,653 to evidence loans advanced to the Company by Pinnacle during the months of August and September 2008. In July 2009, the Company entered into an additional 18% Convertible Promissory Note with Pinnacle to evidence an additional $5,647 loaned by Pinnacle to the Company. Together with principal and all accrued interest, the notes were due and payable on September 23, 2009. The notes are convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The balance of the notes, not including any accrued and unpaid interest as of September 30, 2009 was $178,300.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Mr. Oleg Firer, the Company's Chief Executive Officer and Director of the Company, to evidence the amount of $185,000 owed by the Company to Mr. Firer in connection with various expenses paid by Mr. Firer on the Company's behalf and reimbursements he is owed dating back to April 2006. The note was due and payable together with accrued and unpaid interest on September 23, 2009, and is convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date. The balance of this note, not including accrued and unpaid interest as of September 30, 2009 was $185,000.

On or around September 23, 2009, the Company entered into 1st Amendments and Restatements to the Pinnacle Notes and Firer Note with Pinnacle and Mr. Firer, respectively, which extended the due date of such notes to November 30, 2009, without changing any of the other terms and conditions of the notes.

On or around November 19, 2009, Pinnacle and the Company entered into 2nd Amended and Restated Promissory Notes, to amend and restate Pinnacle’s outstanding promissory notes in the aggregate principal amount of $213,045, which amount included principal of $178,300 and accrued and unpaid interest of $34,745 (the “Amended Pinnacle Notes”).  Pursuant to the Amended Pinnacle Notes, the Company agreed to reduce the conversion price of the notes from $0.02 per share to $0.01 per share in consideration for Pinnacle agreeing to immediately convert such Amended Pinnacle Notes and accrued and unpaid interest thereon in the aggregate amount of $213,045 into 21,304,500 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Pinnacle Notes, Pinnacle converted the entire principal and accrued interest outstanding under the notes into 21,304,500 shares of the Company’s restricted common stock.

On or around November 19, 2009, Oleg Firer, the Company’s Chief Executive Officer and Director, and the Company entered into a 2nd Amended and Restated Promissory Note, to amend and restate Mr. Firer’s outstanding promissory note in the principal amount of $223,282, which amount included principal of $185,000 and accrued and unpaid interest of $38,282 (the “Amended Firer Note”).  Pursuant to the Amended Firer Note, the Company agreed to reduce the conversion price of the note from $0.02 per share to $0.01 per share in consideration for Mr. Firer agreeing to immediately convert such Amended Firer Note and accrued and unpaid interest thereon in the aggregate amount of $223,282 into 22,328,200 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Firer Note, Mr. Firer converted the entire principal and accrued interest outstanding under the note into 22,328,200 shares of the Company’s restricted common stock.

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

Most of our expenses are variable and are a function of our revenue stream, while other expenses are of a more fixed nature, but are still controllable. Moreover, our fixed expenses which reflect the on-going cost of our infrastructure would not need to be increased significantly as our revenue base increases. We estimate that over the next twelve months, to maintain a minimal rate of growth, we would have corporate operating expenses on a cash basis, excluding our cost of revenues which is variable, of approximately $1,000,000. This would include our personnel costs, rent, professional fees, insurance, utilities and other office expenses. At our current revenue growth rate, assuming no improvement over historical margins, we believe that operating cash flow would not be sufficient to cover our expenditures, unless we are able to obtain additional financing.

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

Cash Flows

The Company had $78,739 of cash provided by operating activities for the six months ended September 30, 2009, which mainly consisted of $431,911 of net loss and $5,913 of accounts payable and accrued expenses primarily offset by $470,652 of share-based compensation and $42,911 of accounts receivable.

The Company had $120,735 of cash used in financing activities for the six months ended September 30, 2009, which was due solely to repayment of notes payable.

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

Stock based Compensation. We account for share-based payments under SFAS 123R (ASC 718), which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and acting Chief Financial Officer, Oleg Firer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of September 30, 2009.  Based upon this evaluation, the Chief Executive Officer, who is also the acting Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009, because of the material weakness in internal control over financial reporting described below.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2009 and March 31, 2008, we had a net loss of $388,691 and $668,597, respectively, and we had a positive operating cash flow of $95,842 for the fiscal year ended March 31, 2009 as compared to negative operating cash flow of $453,081 for the fiscal year ended March 31, 2008.  We had a net loss of $509,468 for the three months ended September 30, 2009 and a net loss of $431,911 for the six months ended September 30, 2009 which net losses were largely the result of share-based compensation of $470,652 for the six months ended September 30, 2009.  As of September 30, 2009, we had negative working capital of $1,120,866 and an accumulated deficit of $6,936,234.

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

MAJORITY VOTING CONTROL OVER THE COMPANY IS IN THE HANDS OF OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, OLEG FIRER.

Assuming the issuance of shares upon conversion of the Amended Firer Note, Our Chief Executive Officer, Oleg Firer, can vote 31,962,486 shares of common stock representing 26.4% of the outstanding shares of common stock and all of our outstanding shares of Series A Preferred Stock, which can vote in aggregate 51% of the voting shares on any shareholder vote, and therefore vote 126,112,378 shares as of the date of this filing.  As a result, Mr. Firer can vote an aggregate of 158,074,864 voting shares or 63.9% of the aggregate of 247,279,173 voting shares currently outstanding on any shareholder vote and therefore has majority voting control over the Company.  As a result, Mr. Firer will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Firer may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

RISKS RELATING TO OUR COMMON STOCK

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING AND SATISFY OBLIGATIONS THROUGH THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

Wherever possible, our Board of Directors attempts to use non-cash consideration to satisfy obligations.  This non-cash consideration may consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ended March 31, 2008, we were required to furnish a report by our management on our internal controls over financial reporting. Such report is required to contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Beginning with the year ended March 31, 2011; this report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. As we were unable to assert that our internal controls were effective as of March 31, 2009, and if in future years our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2009, the Company issued Mr. Firer, the Company’s Chief Executive Officer and President, an aggregate of 1,000 shares of the Company’s newly designated amended and restated Series A Preferred Stock, which Series A Preferred Stock has Super Majority Voting Rights (as described in greater detail above) in connection with the entry by Mr. Firer into an employment agreement (described above) with the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On November 12, 2009, the Board of Directors of the Company agreed to grant non-qualified options pursuant to the Company’s 2009 Stock Incentive Plan (the “Plan”) to purchase 1,000,000 shares of the Company’s common stock, to each of the three members of the Board of Directors, Oleg Firer, Theodore Ferrara and Steven Wolberg (the “Options”) in consideration for services rendered to the Company and to be rendered to the Company as Directors of the Company.  The Options have an exercise price of $0.01 per share; and are exercisable for five (5) years.  Options held by each Director to purchase 333,334 shares vest immediately upon the date of the grant (the “Grant Date”); Options to purchase 333,333 shares vest on the first anniversary of the Grant Date; and Options to purchase 333,333 shares vest on the second anniversary of the Grant Date.  The vesting and expiration of the Options are further subject to the terms and conditions of the Plan and the Option Agreements which evidence such grants.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing grants did not involve a public offering, the recipients took the options for investment and not resale and we took appropriate measures to restrict transfer.

In November 2009, the Company ratified the terms and conditions of a three-month consulting agreement between the Company and Steven Wolberg, a former consultant and current Director of the Company (the “Consulting Agreement”).  Pursuant to the terms of the Consulting Agreement, Mr. Wolberg agreed to perform legal, consulting and other services for the Company for a period of three months (from July 1, 2009 to September 30, 2009), in consideration for 4,000,000 restricted shares of the Company’s common stock.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. The issuance of the shares have been approved by the Board of Directors of the Company, and as such, the shares have been included in the number of issued and outstanding shares disclosed throughout this report even though they have not been physically issued to date.

On or around November 19, 2009, Pinnacle and the Company entered into 2nd Amended and Restated Promissory Notes, to amend and restate Pinnacle’s outstanding promissory notes in the aggregate principal amount of $213,045, which amount included principal of $178,300 and accrued and unpaid interest of $34,745 (the “Amended Pinnacle Notes”).  Pursuant to the Amended Pinnacle Notes, the Company agreed to reduce the conversion price of the notes from $0.02 per share to $0.01 per share in consideration for Pinnacle agreeing to immediately convert such Amended Pinnacle Notes and accrued and unpaid interest thereon in the aggregate amount of $213,045 into 21,304,500 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Pinnacle Notes, Pinnacle converted the entire principal and accrued interest outstanding under the notes into 21,304,500 shares of the Company’s restricted common stock.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. The issuance of the shares have been approved by the Board of Directors of the Company, and as such, the shares have been included in the number of issued and outstanding shares disclosed throughout this report even though they have not been physically issued to date.

On or around November 19, 2009, Oleg Firer, the Company’s Chief Executive Officer and Director, and the Company entered into a 2nd Amended and Restated Promissory Note, to amend and restate Mr. Firer’s outstanding promissory note in the principal amount of $223,282, which amount included principal of $185,000 and accrued and unpaid interest of $38,282 (the “Amended Firer Note”).  Pursuant to the Amended Firer Note, the Company agreed to reduce the conversion price of the note from $0.02 per share to $0.01 per share in consideration for Mr. Firer agreeing to immediately convert such Amended Firer Note and accrued and unpaid interest thereon in the aggregate amount of $223,282 into 22,328,200 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Firer Note, Mr. Firer converted the entire principal and accrued interest outstanding under the note into 22,328,200 shares of the Company’s restricted common stock.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. The issuance of the shares have been approved by the Board of Directors of the Company, and as such, the shares have been included in the number of issued and outstanding shares disclosed throughout this report even though they have not been physically issued to date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 30, 2009, the Company held an Annual Meeting of Stockholders (the “Meeting”).  Present at the Meeting was Oleg Firer, the Company’s Chief Executive Officer and Director, who owns (and did own as of September 17, 2009 (the “Record Date”)) all one thousand (1,000) outstanding shares of our Series A Preferred Stock, giving him the right to vote fifty-one percent (51%) of our voting shares eligible to vote at the annual meeting, totaling 77,003,854 shares. Additionally, Mr. Firer beneficially owned 9,634,286 shares of our outstanding common stock, representing 13.0% of our outstanding common stock as of the Record Date.  Pinnacle Three Corporation, which is beneficially owned by Leon Goldstein, its President (“Pinnacle”), owned 22,515,000 shares of common stock as of the Record Date, representing 30.4% of our outstanding common stock and Theodore Ferrara, our Director, owned 7,190,331 shares of common stock, as a result of his beneficial ownership of Rite Holdings, Inc., representing 9.7% of our outstanding common stock as of the Record Date.  Mr. Firer received proxies prior to the Meeting to vote the shares of common stock held by Pinnacle and Mr. Ferrara.  As a result, Mr. Firer voted an aggregate of 116,343,471 voting shares at the Meeting, representing a quorum of the outstanding shares of the Company as of the Record Date, and representing 77.1% of our voting stock as of the Record Date (150,987,949 shares) to approve the following proposals (the “Proposals”):

1.	The election of Oleg Firer, Theodore Ferrara and Steven Wolberg as Directors of the Company to serve until the next annual meeting of the Company, or until their successor(s) are duly appointed;

2.
The authorization of the Board of Directors to amend our Certificate of Incorporation to effect a reverse split of our outstanding common stock in a ratio between 1:10 and 1:500, without further approval of our stockholders, upon a determination by our Board of Directors that such a reverse stock split is in the best interests of our Company and our stockholders;

3.	The ratification of the Company’s 2009 Stock Incentive Plan; and

4.	The ratification of the appointment of GBH CPAs, PC, as the Company’s independent auditors for the fiscal years ending March 31, 2009 and 2010.

The Proposals are described in greater detail in the Company’s Definitive Schedule 14C filing, filed with the Securities and Exchange Commission on September 24, 2009. Mr. Wolberg’s biographical information was previously filed in the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2009.

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

3.5
Amended and Restated Certificate of Designation of the Company’s Series A Preferred Stock (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 19, 2009).

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

10.19	Convertible Promissory Note with Pinnacle Three Corporation. (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on July 14, 2009).

10.20	Employment Agreement with Oleg Firer (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 19, 2009).

10.21
(First) 1st Amended and Restated Convertible Promissory Note with Pinnacle Three Corporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2009).

10.22
(Second) 1st Amended and Restated Convertible Promissory Note with Pinnacle Three Corporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2009).

10.23	1st Amended and Restated Convertible Promissory Note with Oleg Firer (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2009).

10.24	(First) 2nd Amended and Restated Convertible Promissory Note with Pinnacle Three Corporation (filed herewith).

10.25	(Second) 2nd Amended and Restated Convertible Promissory Note with Pinnacle Three Corporation (filed herewith).

10.26	2nd Amended and Restated Convertible Promissory Note with Oleg Firer (filed herewith).

16.1	Letter from Amper, Politziner & Mattia, P.C. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

31	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACIES CORPORATION

Date: November 20, 2009	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Chief Financial Officer