Form 10-Q
period 2009-12-31
ACIES CORP
filed 2010-02-16
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-49724

ACIES CORPORATION
(Name of registrant in its charter)

Nevada	7389	91-2079553
(State or jurisdiction	(Primary Standard	(IRS Employer Identification
of incorporation or	Industrial Classification	No.)
organization)	Code Number)

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

As of February 11, 2009, the registrant had 121,616,795 shares of common stock, $0.001 par value per share, outstanding, which includes an aggregate of 47,632,700 shares of common stock which the registrant has agreed to issue (as described below under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”), but which have not been physically issued as of the date of this filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2009	March 31, 2009
ASSETS
Current Assets
Cash	$507	$44,255
Accounts receivable	450,135	439,891
Total current assets	450,642	484,146

Fixed assets, net of accumulated depreciation of $46,693 and $42,193, respectively	7,715	12,215
Total Assets	$458,357	$496,361

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Notes payable - current portion	$36,547	$134,688
Accounts payable and accrued expenses	889,698	833,295
Accounts payable to related party	26,492	92,668
Deferred revenue	92,398	92,398
Merchant equipment deposits	18,810	18,810
Loans from related parties	-	363,300
Total current liabilities	1,063,945	1,535,159

Long-term portion of notes payable	10,450	41,360
Total Liabilities	1,074,395	1,576,519

Commitment and contingencies

Shareholders' Deficit
Preferred stock, Series A, $0.001 par value, 1,000 shares authorized, 1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 121,616,795 and 73,984,095 shares issued and outstanding, respectively	121,617	73,984
Additional paid-in capital	6,441,706	5,350,181
Accumulated deficit	(7,179,362)	(6,504,323)
Total Shareholders' Deficit	(616,038)	(1,080,158)
Total Liabilities and Shareholders' Deficit	$458,357	$496,361

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Revenues	$1,279,884	$1,640,085	$3,884,574	$7,289,631
Cost of revenues	1,050,588	1,486,286	3,118,561	6,508,261
Gross margin	229,296	153,799	766,013	781,370

General, administrative and selling expenses	243,527	97,778	1,174,352	1,090,521

Operating income (loss)	(14,231)	56,021	(408,339)	(309,151)

Interest expense	(228,897)	(21,739)	(266,700)	(96,473)

Net income (loss)	$(243,128)	$34,282	$(675,039)	$(405,624)

Income (loss) per share – Basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.01)
Weighted average shares outstanding – Basic and diluted	85,267,824	73,984,095	81,533,935	65,223,713

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Nine Months Ended December 31, 2009
(Unaudited)

	Preferred Stock		Common Stock
					Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2009	-	$-	73,984,095	$73,984	$5,350,181	$(6,504,323)	$(1,080,158)

Preferred stock issued for services	1,000	1	-	-	377,318	-	377,319

Common stock issued for services	-	-	4,000,000	4,000	89,333	-	93,333

Common stock issued for notes converted	-	-	43,632,700	43,633	610,858	-	654,491

Amortization of stock option compensation	-	-	-	-	14,016	-	14,016

Net loss	-	-	-	-	-	(675,039)	(675,039)
Balance, September 30, 2009	1,000	$1	121,616,795	$121,617	$6,441,706	$(7,179,362)	$(616,038)

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	Nine Months Ended December 31,
	2009	2008

CASH FROM OPERATING ACTIVITIES
Net income (loss)	$(675,039)	$(405,624)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	484,668	30,667
Debt conversion expense	218,164	-
Depreciation expense	4,500	48,821
Changes in assets and liabilities:
Accounts receivable	(10,244)	468,438
Other current assets	-	16,295
Other assets and deposits	-	35,640
Accounts payable and accrued expenses	63,254	(213,745)
Deferred revenue	-	(3,835)
Deferred rent	-	(70,694)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	85,303	(94,037)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	733,653
Repayment of notes payable	(129,051)	(681,014)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(129,051)	52,639

NET CHANGE IN CASH	(43,748)	(41,398)
Cash, beginning of period	44,255	41,398
Cash, end of period	$507	$-

Supplemental disclosures:
Cash paid for interest and debt-related fees	$7,628	$96,473
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Note payable to officer issued for accounts payable and accrued expenses	$-	$185,000
Conversion of debt and accrued interest to common stock	436,327	450,300

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

In May 2009, the FASB issued SFAS No. 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 (ASC 855-10) is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 (ASC 855-10) during the quarter ended December 31, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of December 31, 2009 and for the quarter and nine-month period ended December 31, 2009, management evaluated subsequent events through the date that the financial statements were issued (filed with the SEC).

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

With the April 2008 drawdown on this facility, the Company has fully utilized this capacity and has no remaining availability on this facility.  Acies’ borrowings under this agreement were $0 and $100,000 during the nine months ended December 31, 2009 and 2008, respectively.  At December 31, 2009, our aggregate remaining principal outstanding from these borrowings was $46,997.  The principal repayment schedule for notes payable as of December 31, 2009 was as follows:

Twelve Months Ending December 31:
2010	$36,547
2011	10,450
Total	$46,997

On November 19, 2009, Pinnacle Three Corporation (“Pinnacle”) converted the amount of $213,045 owed under the Amended Pinnacle Notes into 21,304,500 shares of the Company’s restricted common stock, which amount included principal of $178,300 and accrued and unpaid interest of $34,745 (See Note 5).

On November 19, 2009, Oleg Firer, the Company’s Chief Executive Officer and Director, converted the amount of $223,282 owed under the Amended Firer Note into 22,328,200 shares of the Company’s restricted common stock, which amount included principal of $185,000 and accrued and unpaid interest of $38,282 (see Note 5).

NOTE 4 - STOCK OPTIONS AND WARRANTS

During the nine months ended December 31, 2009 and 2008, Acies recognized share-based compensation expense related to options in the amount of $14,016 and $27,000, respectively.

On November 12, 2009, the Board of Directors of the Company agreed to grant non-qualified options pursuant to the Company’s 2009 Stock Incentive Plan (the “Plan”) to purchase 1,000,000 shares of the Company’s common stock, to each of the three members of the Board of Directors, Oleg Firer, Theodore Ferrara and Steven Wolberg (the “Options”) in consideration for services rendered to the Company and to be rendered to the Company as Directors of the Company.  The Options have an exercise price of $0.01 per share; and are exercisable for five (5) years.  Options held by each Director to purchase 333,334 shares vest immediately upon the date of the grant (the “Grant Date”); Options to purchase 333,333 shares vest on the first anniversary of the Grant Date; and Options to purchase 333,333 shares vest on the second anniversary of the Grant Date, subject to such Directors’ continued service to the Board of Directors.  The vesting and expiration of the Options are also subject to the terms and conditions of the Plan and the Option Agreements which evidence such grants.  The fair value of the options was determined to be $29,857 using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the options include: (1) discount rate of 2.3%, (2) expected term of 5 years, (3) expected volatility of 251% and (4) zero expected dividends.  One third of the value was expensed immediately and remaining $19,905 is being amortized over two years.  At December 31, 2009, the remaining unamortized amount was $15,841.

Options outstanding and exercisable as of December 31, 2009:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	1,000,000	1.5 years	1,000,000
$0.01	3,000,000	4.9 years	999,999

Options outstanding as of December 31, 2009 have a $0 intrinsic value.

Warrants outstanding and exercisable as of December 31, 2009:

Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$0.25	7,440,000	0.09 year	7,440,000

All warrants expired unexercised on February 3, 2010.

There were no warrants granted during the nine months ended December 31, 2009 or 2008.

NOTE 5 – EQUITY

Common Stock

In September 2007, Acies issued a total of 300,000 shares of restricted common stock to its three independent directors, which vested on June 30, 2008.  The market value on the date of issuance was $12,000, which was expensed ratably over the vesting period.  During the nine months ended December 31, 2009 and 2008, Acies recognized a total of $0 and $3,667, respectively, in share-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant.

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

On November 19, 2009, Pinnacle and the Company entered into 2nd Amended and Restated Promissory Notes, to amend and restate Pinnacle’s outstanding promissory notes in the aggregate principal amount of $213,045, which amount included principal of $178,300 and accrued and unpaid interest of $34,745 (the “Amended Pinnacle Notes”).  Pursuant to the Amended Pinnacle Notes, the Company agreed to reduce the conversion price of the notes from $0.02 per share to $0.01 per share in consideration for Pinnacle agreeing to immediately convert such Amended Pinnacle Notes and accrued and unpaid interest thereon in the aggregate amount of $213,045 into 21,304,500 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Pinnacle Notes, Pinnacle converted the entire principal and accrued interest outstanding under the notes into 21,304,500 shares of the Company’s restricted common stock.  In connection with this induced conversion, the Company recorded $106,523 of additional interest expense.

On November 19, 2009, Oleg Firer, the Company’s Chief Executive Officer and Director, and the Company entered into a 2nd Amended and Restated Promissory Note, to amend and restate Mr. Firer’s outstanding promissory note in the principal amount of $223,282, which amount included principal of $185,000 and accrued and unpaid interest of $38,282 (the “Amended Firer Note”).  Pursuant to the Amended Firer Note, the Company agreed to reduce the conversion price of the note from $0.02 per share to $0.01 per share in consideration for Mr. Firer agreeing to immediately convert such Amended Firer Note and accrued and unpaid interest thereon in the aggregate amount of $223,282 into 22,328,200 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Firer Note, Mr. Firer converted the entire principal and accrued interest outstanding under the note into 22,328,200 shares of the Company’s restricted common stock.  In connection with this induced conversion, the Company recorded $111,641 of additional interest expense.

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

NOTE 6 - LOSS PER SHARE

Stock options and warrants in the amount of 11,440,000 and 11,296,981 for the nine months ended December 31, 2009 and 2008, respectively, were not included in the computation of diluted loss per share, as they are anti-dilutive as a result of Acies having a net loss for the nine months ended December 31, 2009 and 2008 and three months ended December 31, 2009 and the options and warrants being out of the money for the three months ended December 31, 2008.

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

In November 2009, the Company ratified the terms and conditions of a three-month consulting agreement between the Company and Steven Wolberg, a former consultant and current Director of the Company.  Consideration of 4,000,000 restricted shares of the Company’s common stock. Consulting expense was recognized in full over the service period and valued based on the market price per share on the last day of the respective month. Total consulting expense recognized was $93,333 (see NOTE 5).

On November 19, 2009, Pinnacle converted the principal amount of $213,045 into 21,304,500 shares of the Company’s restricted common stock, which amount included principal of $178,300 and accrued and unpaid interest of $34,745 (See Note 5).

On November 19, 2009, Oleg Firer, the Company’s Chief Executive Officer and Director, converted the principal $223,282 into 22,328,200 shares of the Company’s restricted common stock, which amount included principal of $185,000 and accrued and unpaid interest of $38,282 (see Note 5).

Merchant Processing Services Corp (“MPS”) provides day-to-day support functions, office and servicing for Acies for a monthly payment of $20,000 to $25,000. MPS is a wholly-owned subsidiary of Merchant Capital Holding Corp, partly owned by Star Capital Holdings Corp. (“Star”). Oleg Firer, Acies’ CEO, serves as a Co-Chairman of Star. No compensation has been paid to Mr. Firer by Star as consideration for being a Co-Chairman. Leon Goldstein, President of Pinnacle Three Corp. is a founder of Star and also serves as a Co-Chairman. For the nine months ended December 31, 2009, Acies incurred expenses to MPS in the amount of $195,000. As of December 31, 2009, $11,500 was payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ACIES CORPORATION AND ITS PRINCIPAL SUBSIDIARY, ACIES, INC. (COLLECTIVELY, "THE COMPANY", "WE", “ACIES,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2009.

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

MATERIAL TRANSACTIONS:

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

On September 23, 2008, we entered into an 18% Convertible Promissory Note (the "Pinnacle Note") in favor of Pinnacle Three Corporation ("Pinnacle") to evidence $172,653 of loans advanced to the Company by Pinnacle during the months of August and September 2008.  In July 2009, the Company entered into an additional 18% Convertible Promissory Note with Pinnacle to evidence an additional $5,647 loaned by Pinnacle to the Company (the “Second Pinnacle Note” and collectively with the Pinnacle Note, the “Pinnacle Notes”). The Pinnacle Notes were convertible into shares of the Company’s common stock at an exercise price of $0.02 per share at any time prior to the maturity date.   The Pinnacle Notes bear interest at a rate of 18% per annum, and were due and payable on September 23, 2009.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Mr. Firer, the Company’s Chief Executive Officer, to evidence the amount of $185,000 owed by the Company to Mr. Firer in connection with various expenses paid by Mr. Firer on the Company's behalf and reimbursements he is owed dating back to April 2006 (the “Firer Note”). The Firer Note was convertible into shares of the Company's common stock at an exercise price of $0.02 per share at any time prior to the maturity date.   Under the terms and conditions of the Firer Note, the Company promised to pay to Mr. Firer a principal sum in the amount of $185,000, together with accrued and unpaid interest at the rate of 18% per annum, on September 23, 2009.

On or around September 23, 2009, the Company entered into 1st Amendments and Restatements to the Pinnacle Notes and Firer Note with Pinnacle and Mr. Firer, respectively, which extended the due date of such notes to November 30, 2009, without changing any of the other terms and conditions of the notes.

In November 2009, the Company ratified the terms and conditions of a three-month consulting agreement between the Company and Steven Wolberg, a former consultant and current Director and officer (as described below) of the Company (the “Consulting Agreement”).  Pursuant to the terms of the Consulting Agreement, Mr. Wolberg agreed to perform legal, consulting and other services for the Company for a period of three months (from July 1, 2009 to September 30, 2009), in consideration for 4,000,000 restricted shares of the Company’s common stock.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

Revenues decreased $360,201 or 22.0% to $1,279,884 for the three months ended December 31, 2009, as compared to revenues of $1,640,085 for the three months ended December 31, 2008. The decrease in revenues was principally due to the decrease in processing volumes (i.e., card-based sales in dollars) and the decrease in the number of transactions.  The decrease reflects the decrease in merchant processing revenues resulting from the loss of merchant accounts and loss of sales agents, and greater pricing pressure in certain industries to which we market our services.

Cost of revenues decreased $435,698 or 29.3% to $1,050,558 for the three months ended December 31, 2009, as compared to cost of revenues of $1,486,286 for the three months ended December 31, 2008. The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from a decrease in merchant processing revenues.

Gross margin increased $75,497 or 49.1% to $229,296 for the three months ended December 31, 2009, as compared to gross margin of $153,799 for the three months ended December 31, 2008 due to the Company negotiating a reduced fee structure with First Data Corp.

Cost of revenues as a percentage of revenues were 82.1% for the three months ended December 31, 2009, compared to 90.6% for the three months ended December 31, 2008, a decrease in cost of revenues as a percentage of revenues of 8.5% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of revenues was due to the Company negotiating a reduced fee structure with First Data Corp.

General, administrative and selling ("G&A") expense increased $145,749 or 149.1% to $243,527 for the three months ended December 31, 2009, as compared to G&A expense of $97,778 for the three months ended December 31, 2008. The increase in G&A expense was principally attributable to approximately $75,000 increase third party operational fees and an approximately $70,000 increase in marketing expenses.

We had an operating loss of $14,231 for the three months ended December 31, 2009, compared to operating income of $56,021 for the three months ended December 31, 2008, a decrease in operating income of $70,252 from the prior period, which decrease was largely attributable to the increase in G&A expense and the decrease in revenues.

During the three months ended December 31, 2009, we incurred interest expense of $228,897 related to our notes payable compared to $21,739 for the three month period of the prior year, an increase of $207,158 from the prior period.  The increase in interest expense was due to a non-cash expense of $218,164 for the induced conversion of notes payable, partially offset by a reduction in interest expense resulting from the reduced outstanding balance of loans and notes payable for the three months ended December 31, 2009, compared to the three months ended December 31, 2008.

We had a net loss of $243,128 for the three months ended December 31, 2009, as compared to net income of $34,282 for the three months ended December 31, 2008, an increase in net loss of $208,846 from the prior period.  The increase in net loss was due to the $360,201 decrease in revenues, the $145,749 increase in G&A expenses and the $207,158 increase in interest expense, partially offset by the $435,698 decrease in costs of revenues for the three months ended December 31, 2009, compared to the three months ended December 31, 2008.

FOR THE NINE MONTHS ENDED DECEMBER 31, 2009, COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2008

Revenues decreased $3,405,057 or 46.7% to $3,884,574 for the nine months ended December 31, 2009, as compared to revenues of $7,289,631 for the nine months ended December 31, 2008. The decrease in revenues was principally due to the decrease in processing volumes (i.e., card-based sales in dollars) and the decrease in the number of transactions.  The decrease reflects the decrease in merchant processing revenues resulting from the loss of merchant accounts and loss of sales agents, and greater pricing pressure in certain industries to which we market our services.

Cost of revenues decreased $3,389,700 or 52.1% to $3,118,561 for the nine months ended December 31, 2009, as compared to cost of revenues of $6,508,261 for the nine months ended December 31, 2008. The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from a decrease in merchant processing revenues.

Gross margin decreased $15,357 or 2.0% to $766,013 for the nine months ended December 31, 2009, as compared to gross margin of $781,370 for the nine months ended December 31, 2008 due to the decrease in revenues.

Cost of revenues as a percentage of revenues was 80.3% for the nine months ended December 31, 2009, compared to 89.3% for the nine months ended December 31, 2008, a decrease in cost of revenues as a percentage of revenues of 9% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of revenues was due to the Company negotiating a reduced fee structure with First Data Corp.

General, administrative and selling ("G&A") expense increased $83,831 or 7.7% to $1,174,352 for the nine months ended December 31, 2009, as compared to G&A expense of $1,090,521 for the nine months ended December 31, 2008.  The increase in G&A expense was principally attributable to $484,668 in share-based compensation, partially offset by decreased personnel costs and operational costs associated with a scale down in our operation which was due mainly to the recent economic downturn.

We had an operating loss of $408,339 for the nine months ended December 31, 2009, compared to an operating loss of $309,151 for the nine months ended December 31, 2008, an increase in operating loss of $99,188 or 32.1% from the prior period.

During the nine months ended December 31, 2009, we incurred interest expense of $266,700 related to our notes payable compared to $96,473 for the nine month period of the prior year, an increase of $170,227 from the prior period.  The increase in interest expense was mainly due to a non-cash expense of $218,164 for the induced conversion of notes payable, partially offset by a reduction in interest expense resulting from the reduced outstanding balance of loans and notes payable for the nine months ended December 31, 2009, compared to the nine months ended December 31, 2008.

We had a net loss of $675,039 for the nine months ended December 31, 2009, as compared to a net loss of $405,624 for the nine months ended December 31, 2008, an increase in net loss of $269,415 from the prior period.  The increase in net loss was due to the $3,405,057 decrease in revenues, the $83,831 increase in G&A expenses and the $170,227 increase in interest expense, partially offset by the $3,389,700 decrease in cost of revenues for the nine months ended December 31, 2009, compared to the nine months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had total current assets of $450,642, consisting solely of accounts receivable of $450,135 and $507 of cash.  We had total assets of $458,357, consisting of total current assets of $450,642 and $7,715 of fixed assets, net of accumulated depreciation.

We had total current liabilities of $1,063,945 as of December 31, 2009, which consisted of notes payable – RBL, current portion of $36,547, accounts payable and accrued expenses of $889,698, accounts payable to related parties of $26,492, deferred revenue of $92,398 and merchant equipment deposits of $18,810.  We had total liabilities of $1,074,395, which included total current liabilities of $1,063,945 and long-term portion of notes payable of $10,450.

As of December 31, 2009, we had negative working capital of $613,303 and an accumulated deficit of $7,179,362.  The Company believes that the existing financing and expected earnings will not meet its current working capital and debt service requirements for the next twelve months. These issues raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

As of December 31, 2009, the aggregate amount outstanding from our RBL facility borrowings was $36,547.  The amounts borrowed from RBL bear interest at 15.01% per annum.

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

Cash Flows

The Company had $85,303 of cash provided by operating activities for the nine months ended December 31, 2009, which mainly consisted of $675,039 of net loss and $10,244 of accounts receivable primarily offset by $484,668 of share-based compensation, $218,164 of debt conversion expense and $63,254 of accounts payable and accrued expenses.

The Company had $129,051 of cash used in financing activities for the nine months ended December 31, 2009, which was due solely to repayment of notes payable.

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

Share-based Compensation. We account for share-based payments under SFAS 123R (ASC 718), which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and acting Chief Financial Officer, Oleg Firer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of December 31, 2009.  Based upon this evaluation, the Chief Executive Officer, who is also the acting Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009, because of the material weakness in internal control over financial reporting described below.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2009 and March 31, 2008, we had a net loss of $388,691 and $668,597, respectively, and we had a positive operating cash flow of $95,842 for the fiscal year ended March 31, 2009 as compared to negative operating cash flow of $453,081 for the fiscal year ended March 31, 2008.  We had a net loss of $243,128 for the three months ended December 31, 2009 and a net loss of $675,039 for the nine months ended December 31, 2009 which net loss was largely the result of share-based compensation of $484,668 for the nine months ended December 31, 2009.  As of December 31, 2009, we had negative working capital of $613,303 and an accumulated deficit of $7,179,362.

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

MAJORITY VOTING CONTROL OVER THE COMPANY IS IN THE HANDS OF OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, OLEG FIRER.

Including the issuance of shares upon conversion of the Amended Firer Note, which shares have not physically been issued to date, but have been included in the number of issued and outstanding shares used throughout this report, our Chief Executive Officer, Oleg Firer, can vote 31,962,486 shares of common stock representing 26.4% of the outstanding shares of common stock and all of our outstanding shares of Series A Preferred Stock, which can vote in aggregate 51% of the voting shares on any shareholder vote, and therefore vote 126,112,378 shares as of the date of this filing.  As a result, Mr. Firer can vote an aggregate of 158,074,864 voting shares or 63.9% of the aggregate of 247,279,173 voting shares currently outstanding on any shareholder vote and therefore has majority voting control over the Company.  As a result, Mr. Firer will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Firer may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

THE INTERESTS OF MR. FIRER, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR AND MR. WOLBERG, OUR DIRECTOR, MAY DIFFER FROM THE INTERESTS OF OUR OTHER SHAREHOLDERS, AND THEY MAY ALSO COMPETE WITH THE COMPANY AND/OR ENTER INTO TRANSACTIONS SEPARATE FROM THE COMPANY.

Mr. Firer, our Chief Executive Officer and Director and Mr. Wolberg, our Director, are involved in business interests separate from their involvement with the Company, including but not limited to Merchant Capital Holdings, and its affiliates, Prime Portfolios, LLC, and its affiliates, separate joint ventures between other individuals, including Mr. Firer and Mr. Wolberg, and other businesses and companies which also operate in the payment processing industry similar to and/or in competition with the Company. Neither Mr. Firer nor Mr. Wolberg are under any obligation to include the Company in any transactions, businesses, operations, joint ventures or agreements which they undertake. As a result, we may not benefit from connections they make and/or agreements, ventures or understandings they enter into while employed by and/or while serving as officers or Directors of us, and they, or entities or affiliates they are associated with, including, but not limited to those disclosed above, may profit from transactions which they undertake while we do not.  As a result, Mr. Firer and/or Mr. Wolberg may find it more lucrative or beneficial to cease serving as an officer or Director of the Company in the future and may resign from the Company at that time. Furthermore, while employed by us and/or while serving as officers or Directors of us, shareholders should keep in mind that they are not under any obligation to share their contacts or relationships and/or to enter into favorable contracts, agreements, ventures or understandings they may come across with the Company, and as a result may choose to enter into such contracts, agreements, ventures or understandings through entities which they own, operate or are affiliated with, which are not affiliated with us, which may in fact complete with us, and from which we will receive no benefit.

THE COMPANY PAYS A MONTHLY FEE TO A PARTY AFFILIATED WITH THE COMPANY’S MAJORITY SHAREHOLDER AND PRESIDENT, OLEG FIRER FOR DAY-TO-DAY SUPPORT OF THE COMPANY’S OPERATIONS.

Merchant Processing Services Corp (“MPS”) provides day-to-day support functions, office and servicing for the Company for a monthly payment of between $20,000 to $25,000 per month. MPS is a wholly-owned subsidiary of Merchant Capital Holding Corp, partly owned by Star Capital Holdings Corp. (“Star”). Oleg Firer, the Company’s Chief Executive Officer, serves as a Co-Chairman of Star. No compensation has been paid to Mr. Firer by Star as consideration for being a Co-Chairman. Leon Goldstein, President of Pinnacle Three Corp., a significant shareholder of the Company, is a founder of Star and also serves as a Co-Chairman. For the nine months ended December 31, 2009, the Company incurred expenses to MPS in the amount of $195,000. As of December 31, 2009, $11,500 was payable. Potential conflicts of interest and/or perceived conflicts of interest exist between Mr. Firer’s relationship with MPS and the Company, which could cause the value of the Company’s securities to decline in value.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Furthermore, any issuer delisted from the OTCBB more than one (1) time in any twenty-four (24) month period for failure to file a periodic report would be ineligible to be re-listed for a period of one-year year, during which time any subsequent late filing would reset the one-year period of de-listing.  If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, or if our securities are de-listed from the OTCBB two times in any twenty-four (24) month period for failure to file a periodic report, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

10.24
(First) 2nd Amended and Restated Convertible Promissory Note with Pinnacle Three Corporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 20, 2009).

10.25
(Second) 2nd Amended and Restated Convertible Promissory Note with Pinnacle Three Corporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 20, 2009).

10.26	2nd Amended and Restated Convertible Promissory Note with Oleg Firer (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 20, 2009).

16.1	Letter from Amper, Politziner & Mattia, P.C. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

31	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACIES CORPORATION

Date: February 16, 2010	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Chief Financial Officer