Form 10-K
period 2010-03-31
ACIES CORP
filed 2010-08-16
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

Commission file number: 000-49724

ACIES CORPORATION

NEVADA	91-2079553
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

132 West 36th Street, 3rd Floor
New York, New York 10018
(Address of principal executive offices)     (Zip Code)

3363 N.E. 163rd Street
Suite 705
North Miami Beach, Florida 33160
(Former Address of principal executive offices)     (Zip Code)

(786) 923-0523
 Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of each Class
-------------------

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $938,534 as of September 30, 2009.

As of August 11, 2010, the registrant had 1,238,051 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of such forward-looking statements, in that such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management and to integrate and maintain technical information and management information systems;

2.	Our ability to generate customer demand for our services;

3.	Our ability to raise debt or equity financing to grow the business;

4.	The intensity of competition; and

5.	General economic conditions affecting our industry.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CERTAIN STATEMENTS IN THIS REPORT ON FORM 10-K (THIS "FORM 10-K"), CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ACIES CORPORATION AND ITS PRINCIPAL SUBSIDIARY, ACIES, INC. (COLLECTIVELY, "THE COMPANY", "WE", “ACIES,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2010.

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

On July 2, 2004, Atlantic acquired approximately 99.2% of the issued and outstanding common stock of Acies, Inc. in exchange for approximately 261,500 newly issued shares of Atlantic's common stock (the "Exchange"). In connection with, and subsequent to the Exchange, Atlantic transferred all of its assets held immediately prior to the Exchange, subject to all of Atlantic's then existing liabilities, to Terence Channon, Atlantic's former President and Chief Executive Officer, in consideration for Mr. Channon's cancellation of 42,850 shares of Atlantic's common stock and the cancellation of 2,000 shares of Atlantic's common stock held by a third party. The transaction was accounted for as a reverse merger.  In connection with this transaction, the Acies, Inc. stock was exchanged for common stock of Atlantic.

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

We believe that we have developed significant expertise in industries that we believe present relatively low risk as customers are generally present and the products and/or services are generally delivered at the time the transaction is processed. These industries include “brick and mortar” retailers, hospitality, automotive repair shops, food stores, petroleum distributors and professional service providers. As of March 31, 2010, approximately 20% of our merchants were professional service providers, 21% were hospitality merchants, 11% were food stores, 10% were gas stations and petroleum distributors, 8% were automotive sales and repair shops, 5% were apparel stores, 2% were other “brick and mortar” retailers and 4% were other industries.

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

RECENT MATERIAL TRANSACTIONS:

On or around February 18, 2010, with an effective date of March 1, 2010, we entered into an employment agreement with Steven Wolberg, the Company’s Director, who was appointed the Company’s Chief Strategy Officer (as described below)(the “Wolberg Employment Agreement”).

The Wolberg Employment Agreement provides for Mr. Wolberg to serve the Company as its Chief Strategy Officer as well as the Chief Strategy Officer of Acies, Inc., the Company’s wholly-owned subsidiary, for a period of three years, ending on February 28, 2013 (unless terminated previously as provided in the agreement and described below).

We agreed to pay Mr. Wolberg compensation of $200,000 per year, and that Mr. Wolberg would have the right, at the sole discretion of our Board of Directors, to receive an annual incentive bonus of up to a maximum of 70% of Mr. Wolberg’s annual base salary based on performance, and an annual discretionary bonus of up to 30% of Mr. Wolberg’s base salary.  Finally, the employment agreement provided that we would reimburse Mr. Wolberg for a whole life insurance policy naming Mr. Wolberg’s designee as beneficiary of up to $1,350 per month and provide Mr. Wolberg a car allowance of up to $1,500 per month.

The employment agreement can be terminated by Mr. Wolberg for “cause” (as defined therein), by the Company for “good reason” as defined therein, by the mutual consent of the parties, or by any party at any time for any reason.  The employment agreement is also terminated by Mr. Wolberg’s death or his disability (as described therein).  In the event the agreement is terminated for “cause” by the Company, without “good reason” by Mr. Wolberg, or by mutual agreement, Mr. Wolberg is to be paid any earned but unpaid salary, benefits or bonuses, and reimbursement for any business expenses paid by Mr. Wolberg (the “Accrued Obligations”).  In the event that Mr. Wolberg’s employment is terminated due to death or disability, he (or his heirs) are to receive the Accrued Obligations and up to 12 months of COBRA health coverage reimbursement (the “COBRA Coverage”).  In the event the employment agreement is terminated without “cause” by the Company or for “good reason” by Mr. Wolberg, he is to receive the Accrued Obligations, the COBRA Coverage, and the greater of 12 months of salary or the remaining salary due to him under the term of the agreement.

We also agreed to grant Mr. Wolberg stock options to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share (as described below) in consideration for Mr. Wolberg agreeing to serve as Chief Strategy Officer of the Company and in consideration for previous services rendered to the Company.  The Wolberg Options are exercisable for five years from the date of the appointment, vested immediately, and contain a cashless exercise provision.

On October 30, 2009, we held an Annual Meeting of Stockholders (the “Meeting”).  Present at the Meeting was Oleg Firer, the Company’s Chief Executive Officer and Director, who owns (and did own as of September 17, 2009, the record date for the Meeting (the “Record Date”)) all one thousand (1,000) outstanding shares of our Series A Preferred Stock, giving him the right to vote fifty-one percent (51%) of our voting shares eligible to vote at the annual meeting, totaling 77,003,854 (pre-reverse split) shares. Additionally, Mr. Firer beneficially owned 9,634,286 (pre-reverse split) shares of our outstanding common stock, representing 13.0% of our outstanding common stock as of the Record Date.  Pinnacle Three Corporation, which is beneficially owned by Leon Goldstein, its President (“Pinnacle”), owned 22,515,000 (pre-reverse split) shares of common stock as of the Record Date, representing 30.4% of our outstanding common stock and Theodore Ferrara, our Director, owned 7,190,331 (pre-reverse split) shares of common stock, as a result of his beneficial ownership of Rite Holdings, Inc., representing 9.7% of our outstanding common stock as of the Record Date.  Mr. Firer received proxies prior to the Meeting to vote the shares of common stock held by Pinnacle and Mr. Ferrara.  As a result, Mr. Firer voted an aggregate of 116,343,471 (pre-reverse split) voting shares at the Meeting, representing a quorum of the outstanding shares of the Company as of the Record Date, and representing 77.1% of our voting stock as of the Record Date (150,987,949 (pre-reverse split) shares) to approve the following proposals (the “Proposals”):

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

On or around March 19, 2010, our Board of Directors voted unanimously to approve the filing of a Certificate of Amendment (the “Amendment”) to our Articles of Incorporation to affect a 1:100 reverse stock split (the “Stock Split”)(as previously approved by our majority shareholders at the Meeting, as described above); and to re-authorize 200,000,000 shares of our common stock, $0.001 par value per share and 5,000,000 shares of our preferred stock, $0.001 par value per share (the “Re-Authorizations”).  In connection with the Reverse Split, the Board of Directors also resolved that any fractional shares left after the Stock Split would be rounded up to the nearest whole share, provided that no shareholder would hold less than 100 shares following the Stock Split (“Rounding”).

The Amendment authorizing the Stock Split and Re-Authorizations was filed with the Secretary of State of Nevada on March 22, 2010, and became effective with the Secretary of State of Nevada on March 31, 2010; provided however that the Stock Split did not become effective with the Financial Industry Regulatory Authority (“FINRA”) and therefore the Over-The-Counter Bulletin Board (“OTCBB”) until April 23, 2010.  As a result of the filing of the Amendment and the Stock Split, the Company had approximately 1,216,168 post-Stock Split shares of common stock issued and outstanding (not taking into account any additional shares which will be issued due to the Rounding), and 200,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share, authorized. In connection with the Stock Split and the Rounding, the Company currently has 1,238,051 shares of common stock outstanding.

The affect of the Stock Split has been retroactively reflected throughout this report unless otherwise stated.

ITEM 1A. RISK FACTORS

In addition to other information contained in this Form 10-K, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-K.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2010 and March 31, 2009, we had a net loss of $1,445,051 and $388,691, respectively.   As of March 31, 2010, we had negative working capital of $1,087,773 and an accumulated deficit of $7,949,374.

Continued losses may require us to seek additional debt or equity financing. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable our losses and negative operating cash flow may continue and  we may be required to restrict growth by decreasing future marketing expenditures and/or investment in our infrastructure.

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

OUR AUDITED FINANCIAL STATEMENTS FOR FISCAL YEAR 2010 INCLUDE AN OPINION FROM OUR INDEPENDENT AUDITORS INDICATING THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

MAJORITY VOTING CONTROL OVER THE COMPANY IS IN THE HANDS OF OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, OLEG FIRER.

Our Chief Executive Officer, Oleg Firer, can vote 319,625 shares of common stock representing 26.6% of the outstanding shares of common stock and all of our outstanding shares of Series A Preferred Stock, which can vote in aggregate 51% of the voting shares on any shareholder vote, and therefore vote 1,288,584 shares as of the date of this filing.  As a result, Mr. Firer can vote an aggregate of 1,608,209 voting shares or 63.7% of the aggregate of 2,526,635 voting shares currently outstanding on any shareholder vote and therefore has majority voting control over the Company.  As a result, Mr. Firer will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Firer may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

THE INTERESTS OF MR. FIRER, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR AND MR. WOLBERG, OUR DIRECTOR AND CHIEF STRATEGY OFFICER, MAY DIFFER FROM THE INTERESTS OF OUR OTHER SHAREHOLDERS, AND THEY MAY ALSO COMPETE WITH THE COMPANY AND/OR ENTER INTO TRANSACTIONS SEPARATE FROM THE COMPANY.

Mr. Firer, our Chief Executive Officer and Director and Mr. Wolberg, our Director and Chief Strategy Officer, are involved in business interests separate from their involvement with the Company, including but not limited to Merchant Capital Holdings, and its affiliates, Prime Portfolios, LLC, and its affiliates, separate joint ventures between other individuals, including Mr. Firer and Mr. Wolberg, and other businesses and companies which also operate in the payment processing industry similar to and/or in competition with the Company.  In February 2010, Mr. Wolberg, Mr. Firer and Leon Goldstein, who controls Pinnacle Three Corporation, a significant shareholder of the Company, formed an entity, pursuant to which each such party agreed to contribute certain interests such parties hold in various endeavors and to equally share the net profits generated by such entities.  To date, the parties have not contributed any assets into a new entity which was formed in February 2010.  Neither Mr. Firer nor Mr. Wolberg are under any obligation to include the Company in any transactions, businesses, operations, joint ventures or agreements which they undertake. As a result, we may not benefit from connections they make and/or agreements, ventures or understandings they enter into while employed by and/or while serving as officers or Directors of us, and they, or entities or affiliates they are associated with, including, but not limited to those disclosed above, may profit from transactions which they undertake while we do not.  As a result, Mr. Firer and/or Mr. Wolberg may find it more lucrative or beneficial to cease serving as an officer or Director of the Company in the future and may resign from the Company at that time. Furthermore, while employed by us and/or while serving as officers or Directors of us, shareholders should keep in mind that they are not under any obligation to share their contacts or relationships and/or to enter into favorable contracts, agreements, ventures or understandings they may come across with the Company, and as a result may choose to enter into such contracts, agreements, ventures or understandings through entities which they own, operate or are affiliated with, which are not affiliated with us, which may in fact compete with us, and from which we will receive no benefit.

INVESTORS FACE A RISK THAT IN THE FUTURE, THE COMPANY WILL (A) ENTER INTO A MERGER OR ACQUISITION TRANSACTION; (B) AFFECT A SALE OF ALL OR SUBSTANTIALLY ALL OF ITS ASSETS AND OPERATIONS; (C) ENTER INTO A TRANSACTION THAT RESULTS IN NEW MANAGEMENT AND A NEW OPERATING BUSINESS OF THE COMPANY, VIA A REVERSE MERGER OR OTHERWISE; AND/OR (D) NO LONGER BE SUBJECT TO THE REPORTING REQUIREMENTS OF THE SEC.

The Company’s management, which includes Oleg Firer, who beneficially owns more than 50% of the voting shares of the Company and can therefore approve any change in control, merger, acquisition, sale of the Company’s assets, change in the Company’s operations and/or a change in management, may take steps in the future to merge the Company with another entity, enter into a business combination with a separate operating company, affect the sale of all or substantially all of our assets, affect a change in our business plan, business direction, operations and/or management, affect a transaction whereby the Company is no longer subject to the reporting requirements of the Securities and Exchange Commission (the “SEC”) and/or enter into a reverse merger transaction.  However, the Company has not entered into definitive agreements in connection with any of the above transactions, and there can be no assurance that any such transaction will occur in the future.

In the event that we do enter into a merger, acquisition, reverse merger, or combination transaction with a separate entity in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management, or the transaction, will likely result in a change in our business focus (which may no longer include or have any relationship to payment processing or related services) and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a transaction and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our securities to decline or become worthless.

In the event that the Company is no longer subject to the reporting requirements of the SEC, the Company’s stock would likely trade on the Pinksheets and would likely have less liquidity on such market and may trade at a lower share price than it currently trades.  In the event that the Company enters into a reverse merger transaction, new management would run the Company and would likely operate a new business which may result in a loss on your investment.

THE COMPANY PAYS A MONTHLY FEE TO A PARTY AFFILIATED WITH THE COMPANY’S MAJORITY SHAREHOLDER AND PRESIDENT, OLEG FIRER FOR DAY-TO-DAY SUPPORT OF THE COMPANY’S OPERATIONS.

Merchant Processing Services Corp (“MPS”) provides day-to-day support functions, office and servicing for the Company for a monthly payment of between $25,000 to $30,000 per month. MPS is a wholly-owned subsidiary of Merchant Capital Holding Corp, partly owned by Star Capital Holdings Corp. (“Star”). Oleg Firer, the Company’s Chief Executive Officer, serves as a Co-Chairman of Star. No compensation has been paid to Mr. Firer by Star as consideration for being a Co-Chairman. Leon Goldstein, President of Pinnacle Three Corp., a significant shareholder of the Company, is a founder of Star and also serves as a Co-Chairman. For the year ended March 31, 2010, the Company paid expenses to MPS in the amount of $315,000. Potential conflicts of interest and/or perceived conflicts of interest exist between Mr. Firer’s relationship with MPS and the Company, which could cause the value of the Company’s securities to decline in value.

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

MAINTAINING CURRENT REVENUE LEVELS IS DEPENDENT UPON FACTORS IMPACTING THE PETROLEUM INDUSTRY.

Over 37% of the Company’s revenue is derived from merchants in the petroleum industry.  The Company therefore has a risk of revenue being adversely impacted by significant decreases in gasoline prices, increases in merchant strategies to have more consumers pay in cash, or other negative factors which adversely affect the petroleum industry.

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

OUR REVENUES ARE HIGHLY SENSITIVE TO OVERALL CHANGES IN THE ECONOMY AND CONSUMER SPENDING PATTERNS IN GENERAL.

As we receive a greater number of payment processing fees the more consumers spent at the locations of the merchants who are our clients, we are highly susceptible to downturns in the overall economy and changes in consumer spending.  Due to the downturns in the credit markets, bankruptcies of several large employers, as well as overall layoffs in the global economy and general malaise in the global consumer economy, we expect our revenues for the near future to be highly volatile and most likely lower than for the same periods of fiscal 2010.  As a result, our results of operations and the value of our securities could decline in value and/or become worthless.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Furthermore, any issuer delisted from the OTCBB more than one (1) time in any twenty-four (24) month period for failure to file a periodic report would be ineligible to be re-listed for a period of one-year year, during which time any subsequent late filing would reset the one-year period of de-listing.  As we were late in filing our 10-K for the current period ended March 31, 2010, if we are late in our filings two more times in the twenty-four (24) month period following March 31, 2010, or three times in any subsequent twenty-four (24) month period and are de-listed from the OTCBB, or if our securities are de-listed from the OTCBB two times in any twenty-four (24) month period for failure to file a periodic report, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal controls over financial reporting. Such report is required to contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. As we were unable to assert that our internal controls were effective as of March 31, 2010, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our principal business address, 132 West 36th Street, 3rd Floor, New York, New York 10018, is provided to us free of charge by Merchant Processing Services Corp. (MPS), a company which services our clients for a fee. MPS is a wholly-owned subsidiary of Merchant Capital Holding Corp, a company controlled by Star Capital Holdings Corp, a company affiliated with our Chief Executive Officer, Oleg Firer.

We also maintain a space which we use as our mailing address and for additional executive offices at 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160, which is provided to us free of charge by Star Capital Holdings Corp, a company affiliated with our Chief Executive Officer, Oleg Firer.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Over-The-Counter Bulletin Board under the symbol "ACIE". The table below sets forth, for the periods indicated, the high and low sale prices per share of the common stock as reported on the Over-The-Counter Bulletin Board. These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.  The values listed below have been retroactively reflected for the 1:100 reverse stock split effective with the Secretary of State of Nevada on March 31, 2010 (as described in greater detail above).

	High	Low
2010 Fiscal:
Quarter Ended March 31, 2010	$3.20	$0.60
Quarter Ended December 31, 2009	$3.50	$0.50
Quarter Ended September 30, 2009	$4.50	$0.20
Quarter Ended June 30, 2009	$1.90	$0.40

2009 Fiscal:
Quarter Ended March 31, 2009	$1.50	$0.60
Quarter Ended December 31, 2008	$2.60	$0.30
Quarter Ended September 30, 2008	$3.00	$1.00
Quarter Ended June 30, 2008	$5.00	$1.00

As of August 11, 2010, there were 1,238,051 shares of common stock outstanding.

As of August 11, 2010, there were approximately 64 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

Dividends

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

EQUITY COMPENSATION PLAN INFORMATION

On September 3, 2009, the Company's Board of Directors adopted the Company's 2009 Stock Incentive Plan (the "Plan"), which was ratified by the Company’s shareholders on October 30, 2009. The Plan is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, Directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The Plan is designed to help attract and retain for the Company, personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, Directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

The Plan provides an opportunity for any employee, officer, Director or consultant of the Company, except for instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company's securities, subject to any other limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company's success, and such other factors as the Board of Directors in its discretion shall deem relevant.

The maximum number of shares we are eligible to issue pursuant to the plan is 100,000 shares.

Through March 31, 2010 we have issued options pursuant to the Plan and other options which have not been approved by our shareholders, to our management team and Directors as follows:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND WARRANTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by shareholders:	30,000	$1.00	70,000
Equity compensation plans not approved by shareholders:	3,100,000	$$1.77	N/A

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

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company. For the year ended March 31, 2010, we had a net loss of $1,445,051, and had an accumulated deficit of $7,949,374 and negative working capital of $1,087,773 as of March 31, 2010.

The Company received a going concern opinion from its auditors on its audited financial statements for fiscal 2010. Due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. This substantial doubt may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

We anticipate needing to raise additional capital in the short term to continue our operations.  We anticipate the need for approximately $2,000,000 to $5,000,000 of additional capital to support and grow our operations for the next 12 months.  We may attempt to sell debt and/or equity securities in the future to raise additional funds to continue our business operations.  If we are unable to raise additional funding in the future, we may be forced to curtail our business operations, change our business focus, cease our periodic filings, sell our assets, file for bankruptcy protection or dissolve the Company.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2010, COMPARED TO THE YEAR ENDED MARCH 31, 2009

Revenues decreased $3,494,092 or 41% to $5,113,557 for the year ended March 31, 2010, as compared to revenues of $8,607,649 for the year ended March 31, 2009. The decrease in revenues was principally due to the decrease in processing volumes (i.e., card-based sales in dollars) and the decrease in the number of transactions.  The decrease reflects the decrease in merchant processing revenues resulting from the loss of merchant accounts and loss of sales agents, and greater pricing pressure in certain industries to which we market our services.

Cost of revenues decreased $3,360,512 or 45% to $4,164,715 for the year ended March 31, 2010, as compared to cost of revenues of $7,525,227 for the year ended March 31, 2009. The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from a decrease in merchant processing revenues.

Gross margin decreased $133,580 or 12% to $948,842 for the year ended March 31, 2010, as compared to gross margin of $1,082,422 for the year ended March 31, 2009, mainly due to the decrease in revenues.

Cost of revenues as a percentage of revenues was 81% for the year ended March 31, 2010, compared to 87% for the year ended March 31, 2009, a decrease in cost of revenues as a percentage of revenues of 6% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of revenues was due to the Company negotiating a reduced fee structure with First Data Corp.

We had personnel expense of $920,484 for the year ended March 31, 2010, compared to personnel expense of $648,921 for the year ended March 31, 2009, an increase of $271,563 or 42% from the prior period.

Other general, administrative and selling ("G&A") expense increased $543,841 or 83% to $1,201,946 for the year ended March 31, 2010, as compared to G&A expense of $658,105 for the year ended March 31, 2009.  The increase in G&A expense was principally attributable to $785,736 in share-based compensation, partially offset by decreased personnel costs and operational costs associated with a scale down in our operation which was due mainly to the recent economic downturn resulting in lost merchant accounts and an increase in professional fees which was mainly due to increased fees due to Merchant Processing Services Corp., which provides day-to-day support functions, office and servicing for the Company for a monthly payment of between $20,000 to $50,000 per month. MPS is a wholly-owned subsidiary of Merchant Capital Holding Corp, partly owned by Star Capital Holdings Corp. (“Star”). Oleg Firer, the Company’s Chief Executive Officer, serves as a Co-Chairman of Star. Leon Goldstein, President of Pinnacle Three Corp., a significant shareholder of the Company, is a founder of Star and also serves as a Co-Chairman. For the year ended March 31, 2010, the Company paid expenses to MPS in the amount of $315,000.

Rent decreased to $0 for the year ended March 31, 2010, compared to $63,667 for the year ended March 31, 2009, which decrease was due to the fact that the Company’s Chief Executive Officer, Oleg Firer has been providing the Company use of office space free of charge since the Company’s lease on its prior New York office space expired in fiscal 2009.

We had an operating loss of $1,173,588 for the year ended March 31, 2010, compared to an operating loss of $224,604 for the year ended March 31, 2009, an increase in operating loss of $948,984 or 423% from the prior period.

During the year ended March 31, 2010, we incurred interest expense of $271,488 related to our notes payable compared to $144,287 for the prior year, an increase of $127,201 or 88% from the prior period.  The increase in interest expense was mainly due to a non-cash expense of $218,164 for the induced conversion of notes payable, partially offset by a reduction in interest expense resulting from the reduced outstanding balance of loans and notes payable for the year ended March 31, 2010, compared to the year ended March 31, 2009.

We had a net loss of $1,445,051 for the year ended March 31, 2010, as compared to a net loss of $388,691 for the year ended March 31, 2009, an increase in net loss of $1,056,360 or 272% from the prior period.  The increase in net loss was due to the $3,494,092 decrease in revenues, the $815,404 increase in total expenses and the $127,201 increase in interest expense, partially offset by the $3,360,512 decrease in cost of revenues for the year ended March 31, 2010, compared to the year ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had total current assets of $413,989, consisting of accounts receivable of $412,829 and $1,160 of cash.  We had total assets of $420,204, consisting of total current assets of $413,988 and $6,215 of fixed assets, net of accumulated depreciation.

We had total current liabilities of $1,501,762 as of March 31, 2010, which consisted of notes payable – RBL, current portion of $37,936, accounts payable and accrued expenses of $1,135,334, and accounts payable to related parties of $328,492. We had total liabilities of $1,505,186, which included total current liabilities of $1,501,762 and long-term portion of notes payable of $3,424.

As of March 31, 2010, we had negative working capital of $1,087,773 and an accumulated deficit of $7,949,374.  The Company believes that the existing financing and expected revenues will not meet its current working capital and debt service requirements for the next twelve months. These issues raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

The Company secured financing on October 31, 2006, when we entered into a Loan and Security Agreement (the “Loan Agreement”) with RBL Capital Group, LLC (“RBL”). The Loan Agreement provided a term loan facility with an original maximum borrowing of $2,000,000.

As of March 31, 2010, the aggregate amount outstanding from our RBL facility borrowings was $41,360.  The amounts borrowed from RBL bear interest at 15.01% per annum.  The Company has no remaining availability on the facility.

Acies is seeking to secure additional capital through debt and/or equity financing.  We do not, however, have any commitments or identified sources of additional capital from third parties or from our officers, Directors or significant shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we are unable to raise such additional financing, it would have a materially adverse effect upon our operations and our ability to fully implement our business plan, which would limit our ability to continue as an on-going business.

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

Most of our expenses are variable and are a function of our revenue stream, while other expenses are of a more fixed nature, but are still controllable. Moreover, our fixed expenses which reflect the on-going cost of our infrastructure would not need to be increased significantly as our revenue base increases. We estimate that over the next twelve months, to maintain a minimal rate of growth, we would have corporate operating expenses on a cash basis, excluding our cost of revenues which is variable, of approximately $1,000,000 and anticipate needing approximately $2,000,000 to $5,000,000 in additional funding to grow our operations. This would include our personnel costs, rent, professional fees, insurance, utilities and other office expenses. At our current revenue rate, assuming no improvement over historical margins, we believe that operating cash flow would not be sufficient to cover our expenditures, unless we are able to obtain additional financing.

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

Cash Flows

The Company had $91,593 of cash provided by operating activities for the year ended March 31, 2010, which mainly consisted of $1,445,051 of net loss, partially offset by $785,736 of share-based compensation and $218,164 of non-cash interest expense from induced conversion of debt.

The Company had $134,688 of cash used in financing activities for the year ended March 31, 2010, which was due solely to repayment of notes payable.

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

We believe the following critical accounting policy affects our more significant estimates and judgments used in the preparation of our financial statements:

Revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Substantially all of Acies’s revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered. When a merchant has a business transaction for processing (e.g., purchases of goods or services for which payments are accepted using credit or debit cards), the amount of the processing fees due from the merchant that is discounted from the transaction amount prior to the merchant receiving net proceeds is the amount that Acies recognizes as revenue.

Revenue is recognized on a gross basis (i.e., prior to deducting expenses paid to third parties for outsourced processing and settlement services), with such determination based on Acies’s review and interpretation of current accounting promulgations, including but not limited to Emerging Issues Task Force Consensus 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent” (“EITF 99-19”). We believe that most of the indicators of gross revenue reporting discussed in EITF 99-19 support our revenue recognition policy. Factors which were critical in our determination included, but were not limited to, the extent to which Acies has latitude in establishing price, credit risk and discretion in supplier selection.

Acies has very broad latitude in negotiating and setting the pricing paid by the merchants for electronic transactions, including all fees relating to merchants’ acceptance of credit and debit card payments. Pricing generally is unique to each merchant, and is principally based upon the merchant’s tailored needs, competitive pricing issues and a satisfactory profit margin for Acies. Although pricing varies by merchant, Acies’s costs relating to these transactions, paid to third-party processors and others to whom Acies outsources certain functions, are generally fixed and are based upon predetermined cost schedules which apply regardless of the pricing agreed to by the merchant. Acies control of pricing is critical to the determination of profitability as it relates to any given merchant.

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

In May 2009, the FASB issued SFAS No. 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 (ASC 855-10) is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 (ASC 855-10) during the quarter ended December 31, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of March 31, 2010 and for the year then ended, management evaluated subsequent events through the date that the financial statements were issued (filed with the SEC).

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENT INDEX

ACIES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

 Report of Independent Registered Public Accounting Firm

To the Board of Directors
Acies Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Acies Corporation (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Acies Corporation as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Acies Corporation will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

August 16, 2010

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and 2009

	2010	2009
ASSETS

Current Assets
Cash	$1,160	$44,255
Accounts receivable	412,829	439,891
Total current assets	413,989	484,146

Fixed assets, net of accumulated depreciation of $48,193 and $42,193, respectively	6,215	12,215
Merchant terminal equipment, net of accumulated depreciation of $235,752 and $235,752, respectively	-	-
Total Assets	$420,204	$496,361

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,135,334	$944,503
Accounts payable to related party	328,492	92,668
Notes payable - current portion	37,936	134,688
Loans from related parties	-	363,300
Total current liabilities	1,501,762	1,535,159

Long-term portion of notes payable	3,424	41,360
Total Liabilities	1,505,186	1,576,519

Commitment and contingencies	-	-

Shareholders’ Deficit
Preferred Stock, Series A, $0.001 par value, 5,000,000 shares authorized, 1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 1,216,168 and
739,841 shares issued and outstanding, respectively	1,216	740
Additional paid-in capital	6,863,175	5,423,425
Accumulated deficit	(7,949,374)	(6,504,323)
Total Shareholders’ Deficit	(1,084,982)	(1,080,158)
Total Liabilities and Shareholders’ Deficit	$420,204	$496,361

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2010 and 2009

	2010	2009

Revenues	$5,113,557	$8,607,649
Cost of revenues	4,164,715	7,525,227
Gross margin	948,842	1,082,422

Corporate expenses:
Personnel expense (includes non-cash stock-based compensation)	920,484	648,921
Other general, administrative and selling	1,201,946	658,105
Total corporate expenses	2,122,430	1,307,026

Operating loss	(1,173,588)	(224,604)

Other income (expense):
Interest expense	(271,488)	(144,287)
Interest income	25	200
Other expense	-	(20,000)
Total other expense	(271,463)	(164,087)

Net loss	$(1,445,051)	$(388,691)

Net loss per share - Basic and Diluted	$(1.57)	$(0.76)
Weighted average shares outstanding - Basic and Diluted	922,210	513,429

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
Years ended March 31, 2010 and 2009

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance, March 31, 2008	-	$-	514,691	$515	4,942,683	$(6,115,632)	$(1,172,434)

Stock-based compensation:
– common stock	-	-	-	-	3,667	-	3,667
– amortization of option expense	-	-	-	-	27,000	-	27,000

Issuance of common stock for conversion of debt and interest	-	-	225,150	225	450,075	-	450,300

Net loss	-	-	-	-	-	(388,691)	(388,691)

Balance, March 31, 2009	-	-	739,841	740	5,423,425	(6,504,323)	(1,080,158)

Stock-based compensation:
– preferred and common stock	1,000	1	40,000	40	470,611	-	470,652
– amortization of option expense	-	-	-	-	315,084	-	315,084

Issuance of common stock for conversion of debt and interest	-	-	436,327	436	435,891	-	436,327

Interest expense from induced convertible debt conversion	-	-	-	-	218,164	-	218,164

Net loss	-	-	-	-	-	(1,445,051)	(1,445,051)

Balance, March 31, 2010	1,000	$1	1,216,168	$1,216	6,863,175	$(7,949,374)	$(1,084,982)

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2010 and 2009

	Year Ended March 31
	2010	2009

CASH FROM OPERATING ACTIVITIES
Net loss	$(1,445,051)	$(388,691)
Adjustments to reconcile net loss to cash from operating activities:
Stock-based compensation	785,736	30,667
Induced debt conversion expense	218,164	-
Depreciation expense	6,000	54,736
Changes in assets and liabilities:
Accounts receivable	27,062	643,814
Other current assets	-	16,295
Deferred revenue	-	(3,834)
Other assets	-	67,921
Accounts payable and accrued expenses	358,858	(442,040)
Accounts payable and accrued expenses - related party	140,824	187,668
Deferred rent and other current liabilities	-	(70,694)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(91,593)	95,842

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	555,601
Repayment of notes payable	(134,688)	(826,886)
Proceeds from loans from related party	-	178,300
CASH USED IN FINANCING ACTIVITIES	(134,688)	(92,985)

NET CHANGE IN CASH	(43,095)	2,857
Cash, beginning of the year	44,255	41,398
Cash, end of the year	$1,160	$44,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$12,416	$122,099
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Conversion of debt and accrued interest to common stock	$436,327	$450,300
Note payable to officer issued for accounts payable and accrued expenses	-	$185,000

The accompanying notes are an integral part of these consolidated financial statements.

ACIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Acies Corporation (“Acies” or the “Company”), through its wholly-owned subsidiary Acies, Inc., provides payment processing services to merchants across the United States. Acies's payment processing services enable merchants to process Credit, Debit, Electronic Benefit Transfer (EBT), Check Conversion, and Gift & Loyalty transactions. Acies also offers traditional and next-generation point-of-sale (POS) terminals, which enable merchants to utilize Acies's payment processing services.   Acies outsources certain processing services to various third parties, including First Data.

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

Reclassifications.  Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation. All reclassifications have been applied consistently to the periods presented.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Substantially all of Acies’s revenue is derived from providing credit and debit card processing services, and it is recognized when the services are rendered. Revenue is deferred and recorded over the required service period if all revenue criteria have not been met when the fee is received. When a merchant has a business transaction for processing (e.g., purchases of goods or services for which payments are accepted using credit or debit cards), the amount that is discounted from the transaction amount prior to the merchant receiving net proceeds is the amount that Acies recognizes as revenue. Revenue is recognized on a gross basis (i.e., prior to deducting expenses paid to third parties for outsourced processing and settlement services), with such determination based on Acies’s review and interpretation of current accounting promulgations, including but not limited to Emerging Issues Task Force Memorandum 99-19 “Reporting Revenue Gross as Principal versus Net as an Agent” (“EITF 99-19”). The indicators of gross revenue reporting which led to our determination included, but were not limited to, the extent to which Acies has latitude in establishing price, our credit risk and our discretion in supplier selection.

Any revenue relating to services to be performed in the future is deferred and recognized on a straight-line basis over the period during which the services will be performed.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.   As of March 31, 2010 and 2009, no allowance for doubtful accounts was deemed necessary.

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

Net Loss per Share. Acies calculates basic net loss per share based on the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the if-converted method. Acies’s calculation of diluted net loss per share excludes potential common shares as of March 31, 2010 and 2009 as the effect would be anti-dilutive.

Risks from Concentrations. The majority of our merchants’ transactions are processed by a third-party processor. The Company therefore has a risk of our processor significantly increasing our costs of outsourcing the services provided. The Company, however, believes that there are alternative processing relationships available should this occur.

In addition, 37% of the Company’s revenue is derived from merchants in the petroleum industry. The Company therefore has a risk of revenues being adversely impacted by significant decreases in gasoline prices or other negative factors which adversely affect the petroleum industry.

Fair Value of Financial Instruments. The carrying value of the accounts receivable, accounts payable and accrued expenses and notes payable approximate their respective fair values due to their short maturities.

Recently Issued Accounting Pronouncements.

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

In May 2009, the FASB issued SFAS No. 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 (ASC 855-10) is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 (ASC 855-10) during the quarter ended December 31, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of March 31, 2010 and for the year then ended, management evaluated subsequent events through the date that the financial statements were issued (filed with the SEC).

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

NOTE 3 - FIXED ASSETS

Property and office equipment consisted of the following at March 31, 2010 and 2009:

Description	Life	2010	2009
Computer Equipment	3 years	$23,811	23,811
Office Furniture	7 years	15,614	15,614
Equipment	5 years	14,983	14,983
		54,408	54,408
Less: accumulated depreciation		(48,193)	(42,193)
		$6,215	12,215

Depreciation expense on fixed assets totaled $6,000 and $6,301 in fiscal 2010 and 2009, respectively. These amounts were determined using the straight-line depreciation method over the estimated useful life of the assets as noted above, as measured from the dates of acquisition.

NOTE 4- MERCHANT TERMINAL EQUIPMENT

As a sales promotion campaign, Acies at times places point of sale equipment at merchant locations as an inducement to generate revenue from processing services. When this occurs, Acies owns the equipment and often receives a deposit thereon from the merchant. Should the merchant cease to be a customer, the equipment is returned to Acies for redeployment to a different merchant location, and the deposit is returned to the merchant. This equipment consisted of the following at March 31, 2010 and 2009:

Description	Life	2010	2009
Merchant terminal equipment	3 years	$235,752	$235,752
Less: accumulated depreciation		(235,752)	(235,752)
		$-	$-

Depreciation expense on terminal equipment was $0 and $48,435 in fiscal 2010 and 2009, respectively. These amounts were determined using the straight-line depreciation method over the estimated useful life of the assets as noted above, as measured from the dates of acquisition.

NOTE 5 - NOTES PAYABLE

On October 31, 2006, Acies entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”). The Loan and Security Agreement originally provided a term loan facility with a maximum borrowing of $2,000,000. Each borrowing under this facility is to be repaid in 18 equal monthly installments, each of which includes amortization of the principal amount of the borrowing as calculated using the interest method. A tri-party agreement between Acies, RBL and Chase Alliance Partners, L.P. (“Chase”, to whom Acies outsources certain processing services for the majority of its merchant accounts) arranges for monthly installments to be paid such that Chase forwards to RBL the entire monthly amounts due to Acies and, after deducting the monthly installment, the balance is remitted to Acies within 24 hours. The Loan and Security Agreement requires that accelerated payments of 150% of the monthly installment are required to be paid if certain cash flow ratios are not maintained. Borrowings generally bear interest at a fixed rate per annum of prime plus 8.90%. Borrowings under the facility have been at interest rates ranging between 14.18% and 17.15%. Borrowings may not be drawn more than once every 30 days, and there is a limit on aggregate borrowings based on monthly residuals.

In addition, the Loan and Security Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants with respect to liquidity, disposition of assets, liens, other indebtedness, investments, shareholder distributions, transactions with affiliates, officers’ compensation, and the transfer or sale of our merchant base, and that there are no significant changes in our business. In addition, should Acies sell more than 25% of its merchant accounts for which certain processing services are outsourced to Chase, that event would require that borrowings under the facility to be repaid in full. Also, should Acies transfer the outsourcing of certain processing services for merchant accounts for which Chase currently provides such services to a different third-party, that event would require either an agreement between Acies, RBL and the third-party similar to the agreement currently in place between Acies, RBL and Chase, or that borrowings under the facility be repaid in full.

The Loan and Security Agreement additionally provides for customary events of default with corresponding grace periods, including the failure to pay any principal or interest when due, failure to comply with covenants, material misrepresentations, certain bankruptcy, insolvency or receivership events, imposition of certain judgments and the liquidation or merger of Acies. Acies’s obligations under the Loan and Security Agreement are collateralized by substantially all of Acies’s assets, including future remittances relating to its portfolio of merchant accounts. Proceeds from loans under this facility were used to fund general working capital needs, and to repay loans from officers of the Company.

Acies’s borrowings under this agreement were $0 and $100,000 during the fiscal years ended March 31, 2010 and 2009, respectively. At March 31, 2010, our aggregate remaining principal outstanding from these borrowings is $41,360.  Beginning in April 2008, the Company did not have any further remaining availability under this facility.

The principal repayment schedule for notes payable as of March 31, 2010 is as follows:

Year Ending March 31:
2011	$37,936
2012	3,424

NOTE 6 - STOCK OPTIONS AND WARRANTS

On September 3, 2009, the Company's Board of Directors adopted, subject to the approval of our Majority Stockholders, which approval was obtained on October 30, 2009, the Company's 2009 Stock Incentive Plan (the "Plan"). The Plan is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth.

The Plan provides an opportunity for any employee, officer, Director or consultant of the Company, except for instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company's securities, subject to any other limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company's success, and such other factors as the Board of Directors in its discretion shall deem relevant.

The maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is 100,000 shares.

On November 12, 2009, the Board of Directors of the Company agreed to grant non-qualified options pursuant to the Plan to purchase 10,000 shares of the Company’s common stock, to each of the three members of the Board of Directors, Oleg Firer, Theodore Ferrara and Steven Wolberg in consideration for services rendered to the Company and to be rendered to the Company as Directors of the Company.  The options have an exercise price of $1.00 per share; and are exercisable for five (5) years.  Options held by each Director to purchase 3,334 shares vest immediately upon the date of the grant; options to purchase 3,333 shares vest on the first anniversary of the grant date; and options to purchase 3,333 shares vest on the second anniversary of the grant date, subject to such Directors continued service to the Board of Directors.  The vesting and expiration of the options are also subject to the terms and conditions of the Plan and the option agreements which evidence such grants.  The fair value of the options was determined to be $29,857 using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the options include: (1) discount rate of 2.3%, (2) expected term of 5 years, (3) expected volatility of 251% and (4) zero expected dividends.  One third of the value was expensed immediately and remaining $19,905 is being amortized over two years.  At March 31, 2010, the remaining unamortized amount was $13,354.

In November 2009, the Company ratified the terms and conditions of a three-month consulting agreement between the Company and Steven Wolberg a former consultant and current Director of the Company.  Pursuant to the terms of the consulting agreement, Mr. Wolberg agreed to perform legal, consulting and other services for the Company for a period of three months (from July 1, 2009 to September 30, 2009), in consideration for 40,000 restricted shares of the Company’s common stock, valued at $93,333.

On or around February 18, 2010, the Board of Directors of the Company appointed Steven Wolberg as the Chief Strategy Officer of the Company. In connection with and in consideration for such appointment, as well as previous services rendered to the Company, the Company granted Mr. Wolberg stock options to purchase an aggregate of 300,000 shares of the Company’s common stock, valued at $298,580,  at an exercise price of $1.00 per share (the “Wolberg Options”).  The Wolberg Options are exercisable for five years from the date of the appointment, vested immediately, and contain a cashless exercise provision.

Acies recognizes all share-based payments to employees, including grants of employee stock options and restricted stock, in the financial statements at their fair values.  The expense is being recognized on a straight-line basis over the vesting period of the amounts.

During the years ended March 31, 2010 and 2009, Acies recognized stock-based compensation expense (related both to options and to restricted stock awards) in the amount of $785,736 and $27,000, respectively. Unamortized stock-based compensation expense on the non-vested portion of the options at March 31, 2010 was $13,354, which will be expensed over the remaining weighted average period of 1.66 years.

The following summarizes the stock option and warrant transactions for the two years ended March 31, 2009:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding at March 31, 2008	51,301	$74.00	83,100	$27.00
Granted	-	-	-	-
Forfeited	(22,843)	$74.00	(7,200)	$50.00
Outstanding at March 31, 2009	28,458	$74.00	75,900	$25.00
Granted	330,000	$1.00	-	$-
Forfeited	(18,458)	$100.00	(75,900)	$25.00
Outstanding at March 31, 2010	340,000	$1.71	-	$-

Options outstanding and exercisable as of March 31, 2010:

Exercise Price	Number of Shares	Remaining Life (yrs)	Exercisable Number of Shares
$1.00	330,000	4.7	310,000
$25.00	10,000	1.1	10,000
	340,000		330,000

Options outstanding as of March 31, 2010 have a $330,000 intrinsic value.

There were no warrants issued during the years ended March 31, 2010 or 2009.

NOTE 7 – EQUITY

Common Stock

On or around March 19, 2010, our Board of Directors voted unanimously to approve the filing of a Certificate of Amendment to our Articles of Incorporation to affect a 1:100 reverse stock split (as previously approved by our majority shareholders); and to re-authorize 200,000,000 shares of our common stock, $0.001 par value per share and 5,000,000 shares of our preferred stock, $0.001 par value per share.  In connection with the reverse split, the Board of Directors also resolved that any fractional shares left after the stock split would be rounded up to the nearest whole share, provided that no shareholder would hold less than 100 shares following the stock split.

The Amendment authorizing the stock split and re-authorizations was filed with the Secretary of State of Nevada on March 22, 2010, and became effective with the Secretary of State of Nevada on March 31, 2010; provided however that the stock split did not become effective with the Financial Industry Regulatory Authority (“FINRA”) and therefore the Over-The-Counter Bulletin Board (“OTCBB”) until April 23, 2010.   Unless otherwise stated herein, the stock split has been retroactively reflected herein.

In September 2007, Acies issued a total of 3,000 shares of restricted common stock to its three independent directors, which vested on June 30, 2008.  The market value on the date of issuance was $12,000, which was expensed ratably over the vesting period.  During the years ended March 31, 2010 and 2009, Acies recognized a total of $3,667 and $0, respectively, in share-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant.

On July 17, 2008, Acies issued 225,150 shares of common stock to Pinnacle in exchange for the $450,000 promissory note and accrued interest of $300.

In November 2009, the Company ratified the terms and conditions of a three-month consulting agreement between the Company and Steven Wolberg, a former consultant and current Director of the Company.  Pursuant to the terms of the consulting agreement, Mr. Wolberg agreed to perform legal, consulting and other services for the Company for a period of three months (from July 1, 2009 to September 30, 2009), in consideration for 40,000 restricted shares of the Company’s common stock. Consulting expense was recognized in full over the service period and valued based on the market price per share on the last day of the respective month. Total consulting expense recognized was $93,333.

On November 19, 2009, Pinnacle and the Company entered into a 2nd Amended and Restated Promissory Notes, to amend and restate Pinnacle’s outstanding promissory notes in the aggregate principal amount of $213,045, which amount included principal of $178,300 and accrued and unpaid interest of $34,745 (the “Amended Pinnacle Notes”).  Pursuant to the Amended Pinnacle Notes, the Company agreed to reduce the conversion price of the notes from $2.00 per share to $1.00 per share in consideration for Pinnacle agreeing to immediately convert such Amended Pinnacle Notes and accrued and unpaid interest thereon in the aggregate amount of $213,045 into 213,045 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Pinnacle Notes, Pinnacle converted the entire principal and accrued interest outstanding under the notes into 213,045 shares of the Company’s restricted common stock.  In connection with this induced conversion, the Company recorded $106,523 of additional interest expense.

On November 19, 2009, Oleg Firer, the Company’s Chief Executive Officer and Director, and the Company entered into a 2nd Amended and Restated Promissory Note, to amend and restate Mr. Firer’s outstanding promissory note in the principal amount of $223,282, which amount included principal of $185,000 and accrued and unpaid interest of $38,282 (the “Amended Firer Note”).  Pursuant to the Amended Firer Note, the Company agreed to reduce the conversion price of the note from $2.00 per share to $1.00 per share in consideration for Mr. Firer agreeing to immediately convert such Amended Firer Note and accrued and unpaid interest thereon in the aggregate amount of $223,282 into 223,282 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Firer Note, Mr. Firer converted the entire principal and accrued interest outstanding under the note into 223,282 shares of the Company’s restricted common stock.  In connection with this induced conversion, the Company recorded $111,641 of additional interest expense.

During the years ended March 31, 2010 and 2009, Acies recognized a total of $785,934 and $30,667, respectively, in stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the previous periods. At March 31, 2010, there was $13,354 of unrecognized stock-based compensation expense on the non-vested portion of stock options.

Preferred Stock

On December 15, 2008, Acies filed with the Nevada Secretary of State, a Certificate of Designations of Acies Corporation Establishing the Designations, Preferences, Limitations and Relative Rights of the Preferred Stock.  The designation provides for the designation of a series of 44,340 shares of Series A Preferred Stock, par value $0.001 per share.  The holders of the Preferred Stock are not to be entitled to any liquidation preference.  The designation provides conversion rights whereby upon the effective date of a reverse stock split each share of preferred stock will be automatically converted into shares of Acies’ post-reverse stock split common stock at a rate of 1,000 post-reverse stock split shares of Acies’ restricted common shares for each 1 share of preferred stock, without any required action by the holder thereof.

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

In connection with the employment agreement discussed in Note 9, on August 13, 2009, Acies issued 1,000 shares of Series A Preferred Stock to Mr. Firer. The fair value on the date of issuance was $377,319 and was recognized as share-based compensation in general and administrative expense.

NOTE 8 - LOSS PER SHARE

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	For the year ended March 31,
	2010	2009
Basic and diluted:
Net loss	$(1,445,051)	$(388,691)
Weighted average common shares outstanding	922,210	513,429
Net loss per common share	$(1.57)	$(0.76)

Total stock options and warrants in the amount of 340,000 and 104,358 for the years ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti−dilutive as a result of net losses.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On or around August 13, 2009, the Company and Mr. Firer agreed to the entry into a three year employment agreement effective as of May 5, 2009 and continuing until May 4, 2012 (unless terminated previously as provided in the agreement and described below).  Pursuant to the agreement, Mr. Firer agreed to serve as our Chief Executive Officer and as the Chief Executive Officer of Acies, Inc., our wholly-owned Nevada subsidiary.  We agreed to pay Mr. Firer compensation of $215,000 per year, and that Mr. Firer would have the right, at the sole discretion of our board of Directors, to receive an annual incentive bonus of up to a maximum of 70% of Mr. Firer’s annual base salary and an annual discretionary bonus of up to 30% of Mr. Firer’s base salary.  We also agreed to issue Mr. Firer the 1,000 shares of the Company’s shares of Series A Preferred Stock which were previously designated by the Board of Directors (as described above).  Finally, the employment agreement provided that we would reimburse Mr. Firer for health insurance premiums of up to $1,350 per month and provide Mr. Firer a car allowance of up to $1,500 per month.

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

The Company does not currently have any employment agreement in place with Mr. Ferrara, its Director.

On or around February 18, 2010, with an effective date of March 1, 2010, we entered into an employment agreement with Steven Wolberg, the Company’s Director and Chief Strategy Officer (the “Wolberg Employment Agreement”).

The Wolberg Employment Agreement provides for Mr. Wolberg to serve the Company as its Chief Strategy Officer as well as the Chief Strategy Officer of Acies, Inc., the Company’s wholly-owned subsidiary, for a period of three years, ending on February 28, 2013 (unless terminated previously as provided in the agreement and described below).

We agreed to pay Mr. Wolberg compensation of $200,000 per year, and that Mr. Wolberg would have the right, at the sole discretion of our Board of Directors, to receive an annual incentive bonus of up to a maximum of 70% of Mr. Wolberg’s annual base salary and an annual discretionary bonus of up to 30% of Mr. Wolberg’s base salary.  Finally, the employment agreement provided that we would reimburse Mr. Wolberg for a whole life insurance policy naming Mr. Wolberg’s designee as beneficiary of up to $1,350 per month and provide Mr. Wolberg a car allowance of up to $1,500 per month.

The employment agreement can be terminated by Mr. Wolberg for “cause” (as defined therein), by the Company for “good reason” as defined therein, by the mutual consent of the parties, or by any party at any time for any reason.  The employment agreement is also terminated by Mr. Wolberg’s death or his disability (as described therein).  In the event the agreement is terminated for “cause” by the Company, without “good reason” by Mr. Wolberg, or by mutual agreement, Mr. Wolberg is to be paid any earned but unpaid salary, benefits or bonuses, and reimbursement for any business expenses paid by Mr. Wolberg (the “Accrued Obligations”).  In the event that Mr. Wolberg’s employment is terminated due to death or disability, he (or his heirs) are to receive the Accrued Obligations and up to 12 months of COBRA health coverage reimbursement (the “COBRA Coverage”).  In the event the employment agreement is terminated without “cause” by the Company or for “good reason” by Mr. Wolberg, he is to receive the Accrued Obligations, the COBRA Coverage, and the greater of 12 months of salary or the remaining salary due to him under the term of the agreement.

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

Rent expense was approximately $0 and $64,000 for fiscal 2010 and 2009, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2009, the Company paid approximately $7,692 in residual commissions and accrued $37,616 in addition to a balance carried forward from the year ended March 31, 2008 of $13,859 to CROM Merchant Services, Inc., an entity controlled by Theodore Ferrara, then an independent sales agent, and a principal of Rite Holdings, Inc., which is a significant shareholder of the Company.  Mr. Ferrara is also currently a Director of the Company.

In June 2008, Acies borrowed $450,000 through the execution of a convertible promissory note with Pinnacle Three Corporation (“Pinnacle”), bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010.  On June 6, 2008, Acies received a conversion letter from Pinnacle requesting conversion of the principal and accrued interest into 225,150 shares of Acies common stock at a price of $2.00 per share, per the terms of the Note agreement.   On July 17, 2008, Acies issued 225,150 shares to Pinnacle in exchange for the Settlement Agreement and Mutual Release between Pinnacle and Acies.

In November 2009, the Company ratified the terms and conditions of a three-month consulting agreement between the Company and Steven Wolberg, a former consultant and current Director of the Company.  Consideration of 40,000 restricted shares of the Company’s common stock. Consulting expense was recognized in full over the service period and valued based on the market price per share on the last day of the respective month. Total consulting expense recognized was $93,333 (see Note 6).

On November 19, 2009, Pinnacle converted the principal debt amount of $213,045 into 213,045 shares of the Company’s restricted common stock, which amount included principal of $178,300 and accrued and unpaid interest of $34,745 (See Note 7).

On November 19, 2009, Oleg Firer, the Company’s Chief Executive Officer and Director, converted the principal debt amount of $223,282 into 223,282 shares of the Company’s restricted common stock, which amount included principal of $185,000 and accrued and unpaid interest of $38,282 (see Note 7).

Merchant Processing Services Corp (“MPS”) provides day-to-day support functions, office and servicing for Acies for a monthly payment of $20,000 to $25,000. MPS is a wholly-owned subsidiary of Merchant Capital Holding Corp, partly owned by Star Capital Holdings Corp. (“Star”). Oleg Firer, Acies’ CEO, serves as a Co-Chairman of Star. Leon Goldstein, President of Pinnacle Three Corp. is a founder of Star and also serves as a Co-Chairman. For the year ended March 31, 2010, Acies incurred and paid expenses to MPS in the amount of $315,000.

During the year ended March 31, 2010, Pinnacle and Star Capital Fund, LLC have paid for certain day-to-day operating expenses on behalf of the Company. A balance of $59,492 is included in accounts payable to related parties in the consolidated balance sheets at March 31, 2010.

NOTE 11 - INCOME TAXES

Since its inception, Acies has incurred net losses and, therefore, has no federal tax liability. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainty regarding the realization of the assets. The cumulative Federal net operating loss carry-forward is approximately $4,107,000 at March 31, 2010, and will expire in the years 2023 through 2029.   The net operating loss carryforwards may not be available to offset future taxable income of Acies due to statutory limitations, as described in Section 382 of the Internal Revenue Code, based on changes of ownership and other statutory restrictions.

At March 31, 2010 and 2009, deferred tax assets consisted of the following:

	2010	2009
Deferred revenue	$-	$41,600
Stock-based compensation	353,581	15,500
Net operating losses	1,847,976	1,805,000
	2,201,557	$1,862,000
Valuation allowance	(2,201,557)	(1,862,200)
Net deferred tax asset	$-	$-

On April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (ASC 740 Income Taxes).  FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. Acies had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of FIN 48. There continues to be no liability related to unrecognized tax benefits at March 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Company’s Form 8-K filing dated July 24, 2008, Amper, Politziner and Mattia, P.C. resigned as the Company’s independent registered public accounting firm, and our Board of Directors replaced that firm with our current principal independent registered public accounting firm, GBH CPAs, PC. There were no disagreements, as defined in Item 304 of Regulation S-K, between the Company and our former independent registered public accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, Oleg Firer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of March 31, 2010.  Based upon this evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010 because of the material weakness in internal control over financial reporting described below.

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

As of March 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO")  and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our  internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and  procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's management in connection with the financial statements as of March 31, 2010.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS,AND CORPORATE GOVERNANCE

Directors are elected at each meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualifications of their successors. Executive officers are elected by and serve at the discretion of the board of Directors.

Our executive officers and Directors are as follows:

Name	Age	Position

Oleg Firer	32	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary

Theodore Ferrara	44	Director

Steven Wolberg	50	Director and Chief Strategy Officer

Oleg Firer, age 32
Chairman, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary

From May 2005 to the present, Oleg Firer has served as Chairman of the Board of Directors. From July 2004 to the present, Mr. Firer has served as our President, Chief Executive Officer and Secretary and has served as our Treasurer since May 4, 2006. Mr. Firer has also served as our acting Chief Financial Officer since May 31, 2008. Mr. Firer has served as the President of GM Merchant Solution, Inc., since August 2002. Additionally, Mr. Firer has served as the Managing Partner of GMS Worldwide, LLC, since August 2003. From November 2002 to December 2003, Mr. Firer served as the Chief Operating Officer of Digital Wireless Universe, Inc. From December 2001 to November 2002, Mr. Firer served as the Managing Partner of CELLCELLCELL, LLC. From March 1998 to December 2001, Mr. Firer served as Vice President of SpeedUS Corp (NASDAQ: SPDE). Mr. Firer attended business management classes at Phoenix University in 2000. Mr. Firer studied Computer Science at New York Technical College from 1993 to 1995.

Theodore Ferrara, age 44
Director

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

Steven Wolberg, age 50
Director and Chief Strategy Officer

Since October 2009 Mr. Wolberg has served as a Director of the Company.  Since February 2010, Mr. Wolberg has served as the Chief Strategy Officer of the Company. Mr. Wolberg served as a consultant to the Company from approximately January 2009 to October 2009.   Mr. Wolberg currently operates a solo law practice in Newton, Massachusetts, Attorney Steven Wolberg, which he has operated since January 1997.  Mr. Wolberg  served as Chief Counsel and Vice President of Corporate Development for Mascot Networks in Cambridge, Massachusetts from January 2000 to September 2001.  Since September 1996 Mr. Wolberg has served as president of Oakland Properties, Inc., a real estate development company.  From February 1993 to December 1994, Mr. Wolberg served as an attorney in the real estate and corporate divisions of Brown and Rudnick in Boston, Massachusetts.  From March 1988 to November 1991, Mr. Wolberg was a partner with the law firm of Jordaan and Wolberg in Johannesburg, South Africa.  From January 1986 to February 1988, Mr. Wolberg was employed as an attorney with Goodman and North in Johannesburg, South Africa.

Mr. Wolberg also currently owns and serves as the Managing Member of Prime Portfolios, LLC, which does not directly compete with the Company, but which does hold a private investment portfolio of payment processing companies similar to the Company.

Mr. Wolberg received his Bachelor of Arts from the University of Witwatersrand in Johannesburg, South Africa, his Bachelors of Laws from the University of Witwatersrand, in Johannesburg, South Africa, and his Juris Doctorate from the New England School of Law in Boston, Massachusetts.  Mr. Wolberg is also a member of the Massachusetts Bar Association.

------------------------

Our Directors are elected annually and hold office until our next annual meeting of the stockholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.  None of our executive officers or Directors have a family relationship with any other of our executive officers or Directors.

We are not aware of the occurrence during the last ten years of any events that are material to an evaluation of the ability or integrity of any of our Directors, persons nominated to become Directors, executive officers, or control persons such as the following:

▪	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting the involvement of such person in any type of business, securities or banking activities; and

▪
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of The Board Of Directors

There are not currently any committees of the board of Directors.

Compliance with Section 16(a), Beneficial Ownership Reporting Compliance

Based on our review of copies of all disclosure reports filed by our Directors and executive officers pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, our officers and Directors are in compliance with Section 16(a).

EXECUTIVE OFFICERS OF THE COMPANY

Officers are appointed to serve at the discretion of the board of Directors. None of our executive officers, managers or Directors has a family relationship with any other of our executive officers or Directors. All executive officers have agreed to abide by the Company’s Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)		Bonus ($)	Stock awards ($) (1)	Option awards ($) (1)	All other compensation ($) (2)	Total ($)
Oleg Firer, President, CEO, CFO, Treasurer, and Secretary	2010	$322,500	(a)	-	$377,319	$829	$35,581 (b)	$736,229
	2009	$215,000	(a)	-	-	-	-	$215,000

Steven Wolberg Director and Chief Strategy Officer	2010	$33,333	(c)		$93,333	$299,409		$429,075

Jeffrey A. Tischler, former EVP and CFO (2)	2009	$45,000		-	-	-	-	$45,000

Yakov Shimon, Former Vice President (3)	2009	$86,667		-	-	-	-	$86,667

(a) Includes $95,000 which was accrued and unpaid for fiscal 2009 and $246,500 which was accrued and unpaid for fiscal 2010.

(b) Includes $4,541 paid in medical insurance premiums, $8,540 paid in life insurance premiums and $22,500 accrued in connection with Mr. Firer’s auto allowance.

(c) Mr. Wolberg was appointed as a Director in October 2009 and as Chief Strategy Officer in February 2010.  The entire amount of his $33,333 pro rated salary, based on two months of his yearly salary of $200,000 was accrued and is unpaid.

(1)  The value for Stock and Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for each respective year in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation (SFAS 123R) (ASC 718 Compensation).  The dollar amount for each named executive officer varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 6 of the Notes to the Consolidated Financial Statements for the year ended March 31, 2010, for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under SFAS 123R.

(2) Effective May 31, 2008, Jeffrey A. Tischler resigned from the Company.

(3) Effective October 23, 2008, Yakov Shimon resigned from the Company.

Outstanding Equity Awards At March 31, 2010

The following table sets forth information regarding the unexercised options for each of the named executive officers as of March 31, 2010:

Option and Warrant Awards

Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Option or Warrant Exercise Price ($)	Option or Warrant Expiration Date
Oleg Firer	10,000	(2)	-	$25.00	05/03/11
President, CEO and CFO	3,334	(2)	6,666	$1.00	11/12/14

Steven Wolberg	3,334	(2)	6,666	$1.00	11/12/14
Director and Chief Strategy Officer	300,000	(3)	-	$1.00	2/18/2015

(1) Options granted May 3, 2006, and vested ratably each quarter over a three-year period.
(2) Options granted November 12, 2009, with 1/3 of such options vesting on the grant date and 1/3 vesting on each of the next two anniversaries of the grant date.

Executive Employment Agreements

On or around August 13, 2009, the Company and Mr. Firer agreed to the entry into a three year employment agreement effective as of May 5, 2009 and continuing until May 4, 2012 (unless terminated previously as provided in the agreement and described below).  Pursuant to the agreement, Mr. Firer agreed to serve as our Chief Executive Officer and as the Chief Executive Officer of Acies, Inc., our wholly-owned Nevada subsidiary.  We agreed to pay Mr. Firer compensation of $215,000 per year, and that Mr. Firer would have the right, at the sole discretion of our board of Directors, to receive an annual incentive bonus of up to a maximum of 70% of Mr. Firer’s annual base salary and an annual discretionary bonus of up to 30% of Mr. Firer’s base salary.  We also agreed to issue Mr. Firer the 1,000 shares of the Company’s shares of Series A Preferred Stock which were previously designated by the Board of Directors (as described below).  Finally, the employment agreement provided that we would reimburse Mr. Firer for health insurance premiums of up to $1,350 per month and provide Mr. Firer a car allowance of up to $1,500 per month.

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

The Company does not currently have any employment agreements in place with Mr. Ferrara its Director.

On or around February 18, 2010, with an effective date of March 1, 2010, we entered into an employment agreement with Steven Wolberg, the Company’s Director and Chief Strategy Officer (the “Wolberg Employment Agreement”).

The Wolberg Employment Agreement provides for Mr. Wolberg to serve the Company as its Chief Strategy Officer as well as the Chief Strategy Officer of Acies, Inc., the Company’s wholly-owned subsidiary, for a period of three years, ending on February 28, 2013 (unless terminated previously as provided in the agreement and described below).

We agreed to pay Mr. Wolberg compensation of $200,000 per year, and that Mr. Wolberg would have the right, at the sole discretion of our Board of Directors, to receive an annual incentive bonus of up to a maximum of 70% of Mr. Wolberg’s annual base salary based on performance, and an annual discretionary bonus of up to 30% of Mr. Wolberg’s base salary.  Finally, the employment agreement provided that we would reimburse Mr. Wolberg for a whole life insurance policy naming Mr. Wolberg’s designee as beneficiary of up to $1,350 per month and provide Mr. Wolberg a car allowance of up to $1,500 per month.

The employment agreement can be terminated by Mr. Wolberg for “cause” (as defined therein), by the Company for “good reason” as defined therein, by the mutual consent of the parties, or by any party at any time for any reason.  The employment agreement is also terminated by Mr. Wolberg’s death or his disability (as described therein).  In the event the agreement is terminated for “cause” by the Company, without “good reason” by Mr. Wolberg, or by mutual agreement, Mr. Wolberg is to be paid any earned but unpaid salary, benefits or bonuses, and reimbursement for any business expenses paid by Mr. Wolberg (the “Accrued Obligations”).  In the event that Mr. Wolberg’s employment is terminated due to death or disability, he (or his heirs) are to receive the Accrued Obligations and up to 12 months of COBRA health coverage reimbursement (the “COBRA Coverage”).  In the event the employment agreement is terminated without “cause” by the Company or for “good reason” by Mr. Wolberg, he is to receive the Accrued Obligations, the COBRA Coverage, and the greater of 12 months of salary or the remaining salary due to him under the term of the agreement.

Compensation of Directors

Members of our Board of Directors do not currently receive any cash or stock compensation for their services as Directors; however they are reimbursed for reasonable expenses incurred in attending Board meetings.

The following table sets forth information concerning the compensation of Mr. Ferrara, our only non-executive Director, during the last completed fiscal year ended March 31, 2010:

Name	Fees Earned Total	Stock awards ($)	Option awards ($)	Total ($)
Theodore Ferrara	$-	$-	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table identifies as of August 11, 2010 information regarding the Directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of the common stock of the Company, and the number of and percent of the Company's common stock beneficially owned by:

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

A person or other entity is deemed to be the beneficial owner of securities that can be acquired by that owner within 60 days from August 11, 2010, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by that owner, but not those held by any other owner, and which are exercisable within 60 days of August 11, 2010 have been exercised and converted.

Name of Beneficial Owner	Common Stock		Common Stock	Preferred Stock	Total Voting
	Beneficially Owned		Voting Percentage(1)	Voting Shares	Percentage(2)

Oleg Firer	332,959	(3)	26.6%	1,288,584	63.8%
President, CEO, CFO, Treasurer, Secretary, and Chairman
132 West 36th Street, 3rd Floor
New York, New York 10018

Yakov Shimon	96,169		7.8%	-	3.8%
152 Stonegate Dr.
Staten Island, New York 10304

Theodore Ferrara	75,238	(4)	6.1%	-	3.0%
Director
132 West 36th Street, 3rd Floor
New York, New York 10018

Steven Wolberg Director 132 West 36th Street, 3rd Floor New York, New York 10018	343,334	(5)	22.3%	-	12.1%

Pinnacle Three Corporation	438,195		35.4%	-	17.3%
1445 Windjammer Way
Hollywood, Fl 33160 (6)

All Officers and Directors	751,528		48.2%	1,288,584	75.0%
As a Group (3 persons)

(1)
Based on 1,238,051 shares of common stock outstanding as of August 11, 2010, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(2)
Based on 2,526,634 total voting shares outstanding as of August 11, 2010, which includes 1,238,051 shares of common stock and 1,288,584 shares which the Company’s Series A Preferred Stock is able to vote, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3)
Includes: (i) 319,625 shares of common stock; (ii) options issued on May 3, 2006 to purchase 10,000 shares of common stock at a price of $25 per share; and (iii) options granted on November 12, 2009, to purchase up to 10,000 shares of common stock at an exercise price of $1.00 per share, of which 1/3 have vested to date and 1/3 vest on November 12, 2010 and 2011, respectively.

(4)
Includes (i) 71,904 shares of common stock held in the name of Rite Holdings which is beneficially owned by Theodore Ferrara; and (ii) options granted on November 12, 2009, to purchase up to 10,000 shares of common stock at an exercise price of $1.00 per share, of which 1/3 have vested to date and 1/3 vest on November 12, 2010 and 2011, respectively.

(5)
Includes (i) options granted on November 12, 2009, to purchase up to 10,000 shares of common stock at an exercise price of $1.00 per share, of which 1/3 have vested to date and 1/3 vest on November 12, 2010 and 2011, respectively; and (ii) options granted on February 18, 2010 to purchase up to 300,000 shares of common stock at an exercise price of $1.00 per share, which options vested immediately and expire if unexercised on February 18, 2015.

(6)	The beneficial owner of shares held by Pinnacle Three Corporation is Leon Goldstein, its President.

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

We maintain office space for our executive offices at132 West 36th Street, 3rd Floor, New York, New York 10018,which is provided to us free of charge by Star Capital Holdings, Inc., a company affiliated with our Chief Executive Officer, Oleg Firer.

In June 2008, the Company borrowed $450,000 through the execution of a convertible promissory note with Pinnacle Three Corporation(“Pinnacle”), bearing interest at a rate of 8% per annum, with principal and all accrued interest payable in November 2010. On June 6, 2008, the Company received a conversion letter from Pinnacle requesting conversion of the principal and accrued interest into 225,150 shares of the Company's common stock at a price of $0.02 per share, per the terms of the Note agreement. On July 17, 2008, the Company issued 225,150 shares to Pinnacle in exchange for the Settlement Agreement and Mutual Release between Pinnacle and the Company.

During the months of August and September 2008, the Company borrowed $172,653 through the execution of a convertible promissory note with Pinnacle Three Corporation (“Pinnacle”). In July 2009, the Company entered into an additional 18% Convertible Promissory Note with Pinnacle to evidence an additional $5,647 loaned by Pinnacle to the Company. The notes accrued interest at a rate of 18% per annum, with principal and all accrued interest payable on September 23, 2009 and a conversion price of $2.00 per share.

On September 23, 2008, the Company entered into an 18% Convertible Promissory Note in favor of Mr. Firer, Acies’ Chief Executive Officer to evidence the amount of $185,000 owed by the Company to Mr. Firer in connection with various expenses paid by Mr. Firer on the Company's behalf and reimbursements he is owed dating back to April 2006. Under the terms and conditions of the note, the Company promised to pay to Mr. Firer a principal sum in the amount of $185,000, together with accrued and unpaid interest at the rate of 18% per annum, on September 23, 2009. The note had a conversion price of $2.00 per share.

On or around August 13, 2009, the Company and Mr. Firer agreed to the entry into a three year employment agreement effective as of May 5, 2009 and continuing until May 4, 2012 (unless terminated previously as provided in the agreement and described in greater detail above under “Executive Employment Agreements”).

On August 13, 2009, the Company issued Mr. Firer, the Company’s Chief Executive Officer and President, an aggregate of 1,000 shares of the Company’s amended and restated Series A Preferred Stock, which Series A Preferred Stock has Super Majority Voting Rights (as described in greater detail above) in connection with the entry by Mr. Firer into the employment agreement with the Company.

On November 12, 2009, the Board of Directors of the Company agreed to grant non-qualified options pursuant to the Company’s 2009 Stock Incentive Plan (the “Plan”) to purchase 10,000 shares of the Company’s common stock, to each of the three members of the Board of Directors, Oleg Firer, Theodore Ferrara and Steven Wolberg (the “Options”) in consideration for services rendered to the Company and to be rendered to the Company as Directors of the Company.  The Options have an exercise price of $1.00 per share; and are exercisable for five (5) years.  Options held by each Director to purchase 3,334 shares vest immediately upon the date of the grant (the “Grant Date”); Options to purchase 3,333 shares vest on the first anniversary of the Grant Date; and Options to purchase 3,333 shares vest on the second anniversary of the Grant Date.  The vesting and expiration of the Options are further subject to the terms and conditions of the Plan and the Option Agreements which evidence such grants.

In November 2009, the Company ratified the terms and conditions of a three-month consulting agreement between the Company and Steven Wolberg, a former consultant and current Director of the Company (the “Consulting Agreement”).  Pursuant to the terms of the Consulting Agreement, Mr. Wolberg agreed to perform legal, consulting and other services for the Company for a period of three months (from July 1, 2009 to September 30, 2009), in consideration for 40,000 restricted shares of the Company’s common stock.

On or around November 19, 2009, Pinnacle and the Company entered into 2nd Amended and Restated Promissory Notes, to amend and restate Pinnacle’s outstanding promissory notes in the aggregate principal amount of $213,045, which amount included principal of $178,300 and accrued and unpaid interest of $34,745 (the “Amended Pinnacle Notes”).  Pursuant to the Amended Pinnacle Notes, the Company agreed to reduce the conversion price of the notes from $2.00 per share to $1.00 per share in consideration for Pinnacle agreeing to immediately convert such Amended Pinnacle Notes and accrued and unpaid interest thereon in the aggregate amount of $213,045 into 213,045 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Pinnacle Notes, Pinnacle converted the entire principal and accrued interest outstanding under the notes into 213,045 shares of the Company’s restricted common stock.

On or around November 19, 2009, Oleg Firer, the Company’s Chief Executive Officer and Director, and the Company entered into a 2nd Amended and Restated Promissory Note, to amend and restate Mr. Firer’s outstanding promissory note in the principal amount of $223,282, which amount included principal of $185,000 and accrued and unpaid interest of $38,282 (the “Amended Firer Note”).  Pursuant to the Amended Firer Note, the Company agreed to reduce the conversion price of the note from $2.00 per share to $1.00 per share in consideration for Mr. Firer agreeing to immediately convert such Amended Firer Note and accrued and unpaid interest thereon in the aggregate amount of $223,282 into 223,282 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Firer Note, Mr. Firer converted the entire principal and accrued interest outstanding under the note into 223,282 shares of the Company’s restricted common stock.

During the year ended March 31, 2009, Pinnacle and Star Capital Fund, LLC paid for certain day-to-day operating expenses on behalf of the Company.

On October 30, 2009, at the Annual Meeting of shareholders, the number of Directors of the Company was increased from two (2) to three (3) and Steven Wolberg was appointed as a Director of the Company.

On or around February 18, 2010, the Board of Directors of the Company appointed Steven Wolberg as the Chief Strategy Officer of the Company. In connection with and in consideration for such appointment, as well as previous services rendered to the Company, the Company granted Mr. Wolberg stock options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Wolberg Options”).  The Wolberg Options are exercisable for five years from the date of the appointment, vested immediately, and contain a cashless exercise provision.

On or around February 18, 2010, with an effective date of March 1, 2010, we entered into an employment agreement with Steven Wolberg (the “Wolberg Employment Agreement”).

The Wolberg Employment Agreement, provides for Mr. Wolberg to serve the Company as its Chief Strategy Officer as well as the Chief Strategy Officer of Acies, Inc., the Company’s wholly-owned subsidiary, for a period of three years, ending on February 28, 2013 (unless terminated previously as provided in the agreement and described in greater detail above under “Executive Employment Agreements”).

We also agreed to grant Mr. Wolberg stock options to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share in consideration for Mr. Wolberg agreeing to serve as Chief Strategy Officer of the Company and in consideration for previous services rendered to the Company.

See also the risk factor above entitled “The Interests Of Mr. Firer, Our Chief Executive Officer And Director And Mr. Wolberg, Our Director And Chief Strategy Officer, May Differ From The Interests Of Our Other Shareholders, And They May Also Compete With The Company And/Or Enter Into Transactions Separate From The Company.”

Merchant Processing Services Corp (“MPS”) provides day-to-day support functions, office and servicing for the Company for a monthly payment of between $25,000 to $30,000 per month. MPS is a wholly-owned subsidiary of Merchant Capital Holding Corp, partly owned by Star Capital Holdings Corp. (“Star”). Oleg Firer, the Company’s Chief Executive Officer, serves as a Co-Chairman of Star. Leon Goldstein, President of Pinnacle Three Corp., a significant shareholder of the Company, is a founder of Star and also serves as a Co-Chairman. For the year ended March 31, 2010, the Company paid expenses to MPS in the amount of $315,000. Potential conflicts of interest and/or perceived conflicts of interest exist between Mr. Firer’s relationship with MPS and the Company, which could cause the value of the Company’s securities to decline in value.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered during fiscal years 2010 and 2009:

FEE CATEGORY	FISCAL 2010	FISCAL 2009
Audit Fees	$57,000	$57,000
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total Fees	$57,000	$57,000

Audit Fees. Consists of fees billed for professional services rendered by GBH CPAs, PC for the audit of the Company’s consolidated financial statements for the years ended March 31, 2010 and 2009 and the review of the interim consolidated financial statements included in the quarterly reports for the years ended
March 31, 2010 and 2009.

Audit-Related Fees. No audit-related fees were billed for the years ended March 31, 2010 and 2009.

Tax Fees. No tax fees were billed for the years ended March 31, 2010 and 2009.

All Other Fees. No other fees were billed for the years ended March 31, 2010 and 2009.

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

3.6	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2010).

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

10.26	2nd Amended and Restated Convertible Promissory Note with Oleg Firer (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 20, 2009).

10.27	Employment Agreement with Steven Wolberg (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2010).

10.28	Stock Option Agreement with Steven Wolberg (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2010).

16.1	Letter from Amper, Politziner & Mattia, P.C. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

31	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACIES CORPORATION

Date: August 16, 2010	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Oleg Firer
Oleg Firer
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Oleg Firer	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	August 16, 2010
Oleg Firer

By:/s/ Oleg Firer	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
Oleg Firer		August 16, 2010

By: /s/ Theodore Ferrara	Director	August 16, 2010
Theodore Ferrara