Form 10-Q
period 2010-06-30
ACIES CORP
filed 2010-08-23
CIK 1138462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 23, 2010, the registrant had 1,238,051 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010

ASSETS

CURRENT ASSETS
CASH	$10,140	$1,160
ACCOUNTS RECEIVABLE	427,854	412,829
TOTAL CURRENT ASSETS	437,994	413,989

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION OF $49,693 AND $48,193, RESPECTIVELY	4,715	6,215

TOTAL ASSETS	$442,709	$420,204

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$747,871	$1,135,334
ACCOUNTS PAYABLE - RELATED PARTY	720,532	328,492
NOTES PAYABLE, CURRENT PORTION	36,769	37,936
TOTAL CURRENT LIABILITIES	1,505,172	1,501,762

LONG TERM PORTION OF NOTES PAYABLE	-	3,424
TOTAL LIABILITIES	1,505,172	1,505,186

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A, $0.001 PAR VALUE, 5,000,000 SHARES AUTHORIZED, 1,000 SHARES ISSUED AND OUTSTANDING, RESPECTIVELY	1	1
COMMON STOCK, $0.001 PAR VALUE, 200,000,000 SHARES AUTHORIZED, 1,238,051 AND 1,216,168 SHARES ISSUED AND OUTSTANDING, RESPECTIVELY	1,238	1,216
ADDITIONAL PAID-IN CAPITAL	6,865,641	6,863,175
ACCUMULATED DEFICIT	(7,929,343)	(7,949,374)
TOTAL SHAREHOLDERS' DEFICIT	(1,062,463)	(1,084,982)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$442,709	$420,204

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

REVENUES	$1,016,007	$1,353,359
COST OF REVENUES	895,048	1,063,080
GROSS MARGAIN	120,959	290,279

OPERATING EXPENSES:
GENERAL, ADMINISTRATIVE AND SELLING	99,487	191,004
TOTAL OPERATING EXPENSES	99,487	191,004

OPERATING INCOME	21,472	99,275

INTEREST EXPENSE	(1,441)	(21,718)

NET INCOME	$20,031	$77,557

NET INCOME PER SHARE
BASIC	$0.02	$0.10
DILUTED	$0.01	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	1,232,761	739,841
DILUTED	1,339,972	739,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

CASH FROM OPERATING ACTIVITIES
NET INCOME	$20,031	$77,557
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
STOCK-BASED COMPENSATION	2,488	-
DEPRECIATION EXPENSE	1,500	1,500
CHANGES IN CURRENT ASSETS AND LIABILITIES:
ACCOUNTS RECEIVABLE	(15,025)	(17,596)
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(387,463)	(25,644)
ACCOUNTS PAYABLE - RELATED PARTY	392,040	-
CASH PROVIDED BY OPERATING ACTIVITIES	13,571	35,817

CASH FROM FINANCING ACTIVITIES
REPAYMENT OF NOTES PAYABLE	(4,591)	(79,837)
CASH USED IN FINANCING ACTIVITIES	(4,591)	(79,837)

NET CHANGE IN CASH	8,980	(44,020)
CASH, BEGINNING OF PERIOD	1,160	44,255
CASH, END OF PERIOD	$10,140	$235

SUPPLEMENTAL DISCLOSURES:
CASH PAID FOR INTEREST	$1,441	$5,638
CASH PAID FOR INCOME TAXES	$-	$-

NONCASH FINANCING ACTIVITIES:
FRACTIONAL SHARES ISSUED FOR STOCK SPLIT	$22	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Acies Corporation ("Acies" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Acies' Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2010 as reported in the Form 10-K have been omitted.  Our fiscal year ends on March 31.  References to a fiscal year refer to the calendar year in which such fiscal year ends.

Summary of Significant Accounting Policies

The accounting policies of Acies are contained in the March 31, 2010 Form 10-K.  The following are the more significant policies.

Revenue recognition

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

Use of estimates

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

Subsequent Events

Acies has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

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

Acies’ borrowings under this agreement were $0 and $0 during the three months ended June 30, 2010 and 2009. At June 30, 2010, our aggregate remaining principal outstanding from these borrowings is $36,769.  The Company does not have any remaining availability under this facility.

The principal repayment schedule for notes payable as of June 30, 2010 is as follows:

Year Ending March 31:
2011	$36,769

NOTE 4 - STOCK OPTIONS AND WARRANTS

During the three months ended June 30, 2010 and 2009, Acies recognized share-based compensation expense related to options in the amount of $2,488 and $0, respectively.

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

On November 12, 2009, the Board of Directors of the Company agreed to grant non-qualified options pursuant to the Plan to purchase 10,000 shares of the Company’s common stock, to each of the three members of the Board of Directors, Oleg Firer, Theodore Ferrara and Steven Wolberg in consideration for services rendered to the Company and to be rendered to the Company as Directors of the Company.  The options have an exercise price of $1.00 per share; and are exercisable for five (5) years.  Options held by each Director to purchase 3,334 shares vest immediately upon the date of the grant; options to purchase 3,333 shares vest on the first anniversary of the grant date; and options to purchase 3,333 shares vest on the second anniversary of the grant date, subject to such Directors continued service to the Board of Directors.  The vesting and expiration of the options are also subject to the terms and conditions of the Plan and the option agreements which evidence such grants.  The fair value of the options was determined to be $29,857 using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the options include: (1) discount rate of 2.3%, (2) expected term of 5 years, (3) expected volatility of 251% and (4) zero expected dividends.  One third of the value was expensed immediately and remaining $19,905 is being amortized over two years.  At June 30, 2010, the remaining unamortized amount was $10,865.

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

 On or around February 18, 2010, the Board of Directors of the Company appointed Steven Wolberg as the Chief Strategy Officer of the Company. In connection with and in consideration for such appointment, as well as previous services rendered to the Company, the Company granted Mr. Wolberg stock options to purchase an aggregate of 300,000 shares of the Company’s common stock, valued at $298,580, at an exercise price of $1.00 per share (the “ Wolberg Options ”).  The Wolberg Options are exercisable for five years from the date of the appointment, vested immediately, and contain a cashless exercise provision.

Acies recognizes all share-based payments to employees, including grants of employee stock options and restricted stock, in the financial statements at their fair values.  The expense is being recognized on a straight-line basis over the vesting period of the amounts.

During the three months ended June 30, 2010 and 2009, Acies recognized stock-based compensation expense (related both to options and to restricted stock awards) in the amount of $2,488 and $0, respectively. Unamortized stock-based compensation expense on the non-vested portion of the options at June 30, 2010 was $10,865, which will be expensed over the remaining weighted average period of 1.25 years.

The following summarizes the stock option transactions for the three months ended June 30, 2010:

	Options	Weighted Avg. Exercise Price
Outstanding at March 31, 2010	340,000	$1.71
Granted	-	-
Forfeited	-	$-
Outstanding at June 30, 2010	340,000	$1.71

Options outstanding and exercisable as of June 30, 2010:

Exercise Price	Number of Shares	Remaining Life (yrs)	Exercisable Number of Shares
$1.00	330,000	4.6	310,000
$25.00	10,000	0.9	10,000
	340,000		330,000

Options outstanding as of June 30, 2010 had an intrinsic value of $16,500.

There were no warrants issued or outstanding during the three months ended June 30, 2010.

NOTE 5 – EQUITY

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

The Amendment authorizing the stock split and re-authorizations was filed with the Secretary of State of Nevada on March 22, 2010, and became effective with the Secretary of State of Nevada on March 31, 2010; provided however that the stock split did not become effective with the Financial Industry Regulatory Authority (“FINRA”) and therefore the Over-The-Counter Bulletin Board (“OTCBB”) until April 23, 2010.   As a result of rounding associated with the stock split, 21,883  shares were issued on April 23, 2010 to shareholders holding less than 100 shares.  Unless otherwise stated herein, the stock split has been retroactively reflected herein.

In September 2007, Acies issued a total of 3,000 shares of restricted common stock to its three independent directors, which vested on June 30, 2008.  The market value on the date of issuance was $12,000, which was expensed ratably over the vesting period.  During the three months ended June 30, 2010 and 2009, Acies recognized a total of $0 and $0, respectively, in share-based compensation expense in connection with the vested portion of restricted stock awards issued in the aforementioned grant.

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

On November 19, 2009, Pinnacle and the Company entered into a 2 nd Amended and Restated Promissory Notes, to amend and restate Pinnacle’s outstanding promissory notes in the aggregate principal amount of $213,045, which amount included principal of $178,300 and accrued and unpaid interest of $34,745 (the “Amended Pinnacle Notes”).  Pursuant to the Amended Pinnacle Notes, the Company agreed to reduce the conversion price of the notes from $2.00 per share to $1.00 per share in consideration for Pinnacle agreeing to immediately convert such Amended Pinnacle Notes and accrued and unpaid interest thereon in the aggregate amount of $213,045 into 213,045 shares of the Company’s restricted common stock.  Immediately following the Company’s entry into the Amended Pinnacle Notes, Pinnacle converted the entire principal and accrued interest outstanding under the notes into 213,045 shares of the Company’s restricted common stock.  In connection with this induced conversion, the Company recorded $106,523 of additional interest expense.

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

During the three months ended June 30, 2010 and 2009, Acies recognized a total of $2,488 and $0, respectively, in stock-based compensation expense in connection with the vested portion of restricted stock awards issued in the previous periods. At June 30, 2010, there was $10,865 of unrecognized stock-based compensation expense on the non-vested portion of stock options.

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

On August 13, 2009, the Board of Directors approved an amendment to and the restatement of Acies’ previously designated Series A Preferred Stock, which became effective with the Secretary of State of Nevada on August 14, 2009.  The Series A Preferred Stock, as amended, allows the Board of Directors in its sole discretion to issue up to 1,000 shares of Series A Preferred Stock, which Series A Preferred Stock has the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote.  The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of Acies are issued or outstanding in the future (the “ Super Majority Voting Rights”).  Additionally, Acies shall not adopt any amendments to Acies’ Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, Acies may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

In connection with the employment agreement discussed in Note 7, on August 13, 2009, Acies issued 1,000 shares of Series A Preferred Stock to Mr. Firer. The fair value on the date of issuance was $377,319 and was recognized as share-based compensation in general and administrative expense.

NOTE 6 - EARNINGS PER SHARE

The Company’s earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities, if any, that could share in the earnings of the Company and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended
	June 30,
	2010	2009

Numerator:
Net income available to common shareholders	$20,031	$77,557

Denominator:
Weighted average shares – basic	1,232,761	739,841

Net income per share – basic	$0.02	$0.10

Dilutive effect of common stock equivalents:
Options	107,212	-

Denominator:
Weighted average shares – diluted	1,339,972	739,841

Net income per share – diluted	$0.01	$0.10

Stock options and warrants in the amount of 10,000 and 85,900 for the three months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share applicable to common stockholders, as they were anti−dilutive as a result of the options and warrants being out of the money for the three months ended
June 30, 2009.

NOTE 7 – EMPLOYMENT AGREEMENT

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

The employment agreement can be terminated by Mr. Firer for “ cause ” (as defined therein), by the Company for “ good reason ” as defined therein, by the mutual consent of the parties, or by any party at any time for any reason.  The employment agreement is also terminated by Mr. Firer’s death or his disability (as described therein).  In the event the agreement is terminated for “ cause ” by the Company, without “ good reason ” by Mr. Firer, or by mutual agreement, Mr. Firer is to be paid any earned but unpaid salary, benefits or bonuses, and reimbursement for any business expenses paid by Mr. Firer (the “ Accrued Obligations ”).  In the event that Mr. Firer’s employment is terminated due to death or disability, he (or his heirs) are to receive the Accrued Obligations and up to 12 months of COBRA health coverage reimbursement (the “ COBRA Coverage ”).  In the event the employment agreement is terminated without “ cause ” by the Company or for “ good reason ” by Mr. Firer, he is to receive the Accrued Obligations, the COBRA Coverage, and the greater of 12 months of salary or the remaining salary due to him under the term of the agreement.

The Company does not currently have any employment agreements in place with Mr. Ferrara, a Director.

On or around February 18, 2010, with an effective date of March 1, 2010, we entered into an employment agreement with Steven Wolberg, the Company’s Director and Chief Strategy Officer (the “ Wolberg Employment Agreement ”).

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

The employment agreement can be terminated by Mr. Wolberg for “ cause ” (as defined therein), by the Company for “ good reason ” as defined therein, by the mutual consent of the parties, or by any party at any time for any reason.  The employment agreement is also terminated by Mr. Wolberg’s death or his disability (as described therein).  In the event the agreement is terminated for “ cause ” by the Company, without “ good reason ” by Mr. Wolberg, or by mutual agreement, Mr. Wolberg is to be paid any earned but unpaid salary, benefits or bonuses, and reimbursement for any business expenses paid by Mr. Wolberg (the “ Accrued Obligations ”).  In the event that Mr. Wolberg’s employment is terminated due to death or disability, he (or his heirs) are to receive the Accrued Obligations and up to 12 months of COBRA health coverage reimbursement (the “ COBRA Coverage ”).  In the event the employment agreement is terminated without “ cause ” by the Company or for “ good reason ” by Mr. Wolberg, he is to receive the Accrued Obligations, the COBRA Coverage, and the greater of 12 months of salary or the remaining salary due to him under the term of the agreement.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2010, the Company paid approximately $124,972 in residual commissions to CROM Merchant Services, Inc., an entity controlled by Theodore Ferrara, then an independent sales agent, and a principal of Rite Holdings, Inc., which is a significant shareholder of the Company.  Mr. Ferrara is also currently a Director of the Company.

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

In November 2009, the Company ratified the terms and conditions of a three-month consulting agreement between the Company and Steven Wolberg, a former consultant and current Director of the Company.  Consideration of 40,000 restricted shares of the Company’s common stock. Consulting expense was recognized in full over the service period and valued based on the market price per share on the last day of the respective month. Total consulting expense recognized was $93,333 (see Note 4).

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

Merchant Processing Services Corp (“MPS”) provides day-to-day support functions, office and servicing for Acies for a monthly payment of $20,000 to $25,000. MPS is a wholly-owned subsidiary of Merchant Capital Holding Corp, partly owned by Star Capital Holdings Corp. (“Star”). Oleg Firer, Acies’ CEO, serves as a Co-Chairman of Star. Leon Goldstein, President of Pinnacle Three Corp. is a founder of Star and also serves as a Co-Chairman. For the three months ended June 30, 2010 and 2009, Acies incurred and paid expenses to MPS in the amount of $0 and $58,000, respectively.

During the three months ended June 30, 2010, Pinnacle and Star Capital Fund, LLC paid $348,790 for certain day-to-day operating expenses on behalf of the Company. A balance of $408,282 is included in accounts payable to related parties in the consolidated balance sheets at June 30, 2010.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of such forward-looking statements, in that such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management and to integrate and maintain technical information and management information systems;

2.	Our ability to generate customer demand for our services;

3.	Our ability to raise debt or equity financing to grow the business;

4.	The intensity of competition; and

5.	General economic conditions affecting our industry.

The foregoing is not intended to be an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by Acies Corporation. Investors are encouraged to review the risk factors set forth below.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

REFERENCES IN THIS FORM 10-Q TO "THE COMPANY", "WE", “ACIES,” "US" OR "OUR", REFER TO ACIES CORPORATION AND ITS PRINCIPAL SUBSIDIARY, ACIES, INC. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2010.

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

We believe that we have developed significant expertise in industries that we believe present relatively low risk as customers are generally present and the products and/or services are generally delivered at the time the transaction is processed. These industries include “brick and mortar” retailers, hospitality, automotive repair shops, food stores, petroleum distributors and professional service providers. As of March 31, 2010, the end of our last fiscal year, approximately 20% of our merchants were professional service providers, 21% were hospitality merchants, 11% were food stores, 10% were gas stations and petroleum distributors, 8% were automotive sales and repair shops, 5% were apparel stores, 2% were other “brick and mortar” retailers and 4% were other industries.

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

RECENT MATERIAL TRANSACTIONS:

On or around March 19, 2010, our Board of Directors voted unanimously to approve the filing of a Certificate of Amendment (the “Amendment”) to our Articles of Incorporation to affect a 1:100 reverse stock split (the “Stock Split”)(as previously approved by our majority shareholders at an Annual Meeting of Stockholders held on October 30, 2010; and to re-authorize 200,000,000 shares of our common stock, $0.001 par value per share and 5,000,000 shares of our preferred stock, $0.001 par value per share (the “Re-Authorizations”).  In connection with the Reverse Split, the Board of Directors also resolved that any fractional shares left after the Stock Split would be rounded up to the nearest whole share, provided that no shareholder would hold less than 100 shares following the Stock Split (“Rounding”).

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Moving forward, we plan to continue to engage in the business of providing payment processing solutions to small and medium size merchants across the United States, and will use our best efforts to expand our client base and/or improve the Company’s profitability.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company. For the year ended March 31, 2010, we had a net loss of $1,445,051, and had an accumulated deficit of $7,949,374 and negative working capital of $1,087,773 as of March 31, 2010.  For the three months ended June 30, 2010, we had net income of $20,031, and had an accumulated deficit of $7,929,343 and negative working capital of $1,067,178 as of June 30, 2010.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Revenues decreased $337,352 or 24.9% to $1,016,007 for the three months ended June 30, 2010, as compared to revenues of $1,353,359 for the three months ended June 30, 2009. The decrease in revenues was principally due to the decrease in processing volumes (i.e., card-based sales in dollars) and the decrease in the number of transactions.  The decrease reflects the decrease in merchant processing revenues resulting from the loss of merchant accounts and loss of sales agents, and greater pricing pressure in certain industries to which we market our services.

Cost of revenues decreased $168,032 or 15.8% to $895,048 for the three months ended June 30, 2010, as compared to cost of revenues of $1,063,080 for the three months ended June 30, 2009. The decrease in cost of revenues was principally attributable to the decrease in merchant processing costs that resulted from a decrease in merchant processing revenues.

Gross margin decreased $169,320 or 58.3% to $120,959 for the three months ended June 30, 2010, as compared to gross margin of $290,279 for the three months ended June 30, 2009 due to the decreased revenues associated with higher cost of revenues.

Cost of revenues as a percentage of revenues were 88.1% for the three months ended June 30, 2010, compared to 78.6% for the three months ended June 30, 2009, an increase in cost of revenues as a percentage of revenues of 9.5% from the prior period.  The main reason for the increase in cost of revenues as a percentage of revenues was due to the fact that total cost of revenues for each period included certain fixed costs, which were distributed over a smaller amount of revenues for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

Total operating expenses decreased $91,517 or 47.9% to $99,487 for the three months ended June 30, 2010, as compared to total operating expenses of $191,004 for the three months ended June 30, 2009. The decrease in total operating expenses was principally attributable to a decrease in general, administrative and selling expenses of $91,517 or 47.9%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009 which includes non-cash stock-based compensation.

We had operating income of $21,472 for the three months ended June 30, 2010, compared to operating income of $99,275 for the three months ended June 30, 2009, a decrease in operating income of $77,803 or 78.4% from the prior period, which decrease was largely attributable to the decrease in revenues and the increase in cost of revenues.

During the three months ended June 30, 2010, we incurred interest expense of $1,441 compared to $21,718 for the three month period ended June 30, 2009, a decrease of $20,277 or 93.4% from the prior period.  The decrease in interest expense was mainly due to a reduction in the amounts we owed to RBL Under the Loan Agreement, described below, as well as the conversion of certain amounts of outstanding debt in 2009, which decreased our total liabilities and therefore our total interest expense for the three months ended June 30, 2010, compared to the prior period of 2009.

We had net income of $20,031 for the three months ended June 30, 2010, as compared to net income of $77,557 for the three months ended June 30, 2009, a decrease in net income of $57,526 or 74.2% from the prior period.  The decrease in net income was due to the $$337,352 or 24.9% decrease in revenues, partially offset by the $91,517 or 47.9% decrease in total operating expenses for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had total current assets of $437,994, consisting of accounts receivable of $427,854, and $10,140 of cash.  We had total assets of $442,709, consisting of total current assets of $437,994 and $4,715 of fixed assets, net of accumulated depreciation.

We had total current liabilities of $1,505,748 as of June 30, 2010, which consisted of notes payable – current portion of $36,769, accounts payable and accrued expenses of $787,871, and accounts payable to related parties of $720,532.  We had total liabilities of $1,505,172, which included solely current liabilities of $1,505,172.

As of June 30, 2010, we had negative working capital of $1,067,178 and an accumulated deficit of $7,929,343.  The Company believes that the existing financing and expected earnings will not meet its current working capital and debt service requirements for the next twelve months. These issues raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

The Company secured financing on October 31, 2006, when we entered into a Loan and Security Agreement (the “Loan Agreement”) with RBL Capital Group, LLC (“RBL”). The Loan Agreement provided a term loan facility with an original maximum borrowing of $2,000,000.

As of June 30, 2010, the aggregate amount outstanding from our RBL facility borrowings was $36,769.  The amounts borrowed from RBL bear interest at 15.01% per annum. The Company has no remaining availability on the facility.

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

Cash Flows

The Company had $13,571 of cash provided by operating activities for the three months ended June 30, 2010, which mainly consisted of a decrease of $392,040 of accounts payable-related party, and $20,031 of net income, partially offset by an increase of $387,463 of accounts payable and accrued expenses.

The Company had $4,591 of cash used by financing activities for the three months ended June 30, 2010, which was due solely to repayment of notes payable.

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

Revenue recognition

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

Use of estimates

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

Subsequent Events

Acies has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and acting Chief Financial Officer, Oleg Firer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of June 30, 2010.  Based upon this evaluation, the Chief Executive Officer, who is also the acting Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010, because of the material weakness in internal control over financial reporting described below.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE HAVE HAD LOSSES SINCE WE HAVE BECOME A PUBLIC REPORTING COMPANY.

We have incurred losses and experienced negative operating cash flow each year since we have become a public reporting company in April 2002. For our fiscal years ended March 31, 2010 and March 31, 2009, we had a net loss of $1,445,051 and $388,691, respectively.   As of June 30, 2010, we had negative working capital of $1,067,178 and an accumulated deficit of $7,929,343.

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

DEPENDENCY ON ADDITIONAL FINANCING.

As mentioned above, we have experienced negative operating cash flow and there is no assurance that we will have positive operating cash flow in the future. We have relied upon borrowings under the Loan and Security Agreement described in detail in the section “Management’s Discussion and Analysis” and in Note 3 to the Unaudited Consolidated Financial Statements in order to satisfy our liquidity needs. The borrowing capacity afforded us under this agreement has been fully utilized based on the eighteen month term of the Loan and Security Agreement.  The Company needs to obtain additional financing to maintain liquidity and continue its business operations over the next twelve months.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Furthermore, any issuer delisted from the OTCBB more than one (1) time in any twenty-four (24) month period for failure to file a periodic report would be ineligible to be re-listed for a period of one-year year, during which time any subsequent late filing would reset the one-year period of de-listing.  As we were late in filing our 10-K for the period ended March 31, 2010, if we are late in our filings two more times in the twenty-four (24) month period following March 31, 2010, or three times in any subsequent twenty-four (24) month period and are de-listed from the OTCBB, or if our securities are de-listed from the OTCBB two times in any twenty-four (24) month period for failure to file a periodic report, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 4. (REMOVED AND RESERVED)

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

ACIES CORPORATION

Date: August 23, 2010	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Chief Financial Officer